Form 10KSB/A
period 2000-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2000-08-08
CIK 764630

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                           Form 10-KSB/A

                      (Amendment No. 1)


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
      Under Section 12(b) or (g) of the Securities Exchange Act of 1934

             For the fiscal year ended February 29, 2000

                     Commission File No.: 1-15913

                 UNITED STATES BASKETBALL LEAGUE, INC.

              (Name of Small Business Issuer in its charter)


  Delaware                                                       06-1120072

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


46 Quirk Road, Milford, Connecticut                     06460

(Address of principal executive offices)             (Zip Code)

Issuer's telephone number: (203) 877-9508


Securities to be registered under Section 12(b) of the Act:

Title of each class                         Name of each exchange on which
to be so registered                         each class is to be registered



Common Stock   $.01 par value per share
---------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the part 90 days. Yes ________ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this From KSB [X].

State issuer's revenues for its most recent fiscal year    $553,021

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $521,796

                                RISK FACTORS

Prospective investors as well as Shareholders should be aware that an investment in USBL involves a high degree of risk. Accordingly, you are urged to carefully consider the following Risk Factors as well as all of the other information contained in this Registration Statement and the information contained in the Financial Statements and the notes thereto.

Forward Looking Statements

         When used in this Registration Statement, the words "may", "will", "expect", "anticipate", "estimate" and "intend" and similar expressions are intended to identify forward looking statement within the meaning of Section 21 E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Prospective investors are forewarned and cautioned that any forward looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within any such forward looking statements.

Our Operating History Does Not Reflect Profitable Operations

         Our operating history does not reflect a history of profitable operations. Since our inception we have been attempting to develop the League. Our operations have not been profitable and unless and until we can increase the sale of franchises and at the same time attract franchisees who are able or willing to incur start-up costs to develop their respective franchises, we may continue to operate at a loss. There can be no assurance that we will be successful.

We May Not Be Able to Continue as a Going Concern

         Because of our historically poor revenues and earnings, our auditors have for at least the last four years qualified their opinions and expressed their concern as to our ability to continue to operate as a going concern. Shareholders and prospective shareholders should weigh this factor carefully in considering the merits of our company as an investment vehicle.

We Have Not Been Able to Realize the Full Sales Value of a Franchise

         Generally speaking, we have not been able to collect what we perceive to be true value for a franchise because of the League's overall poor performance. As such we have sold franchises for less than we believe the true value to be and additionally have extended terms for payment as an additional inducement to the franchisees to purchase the franchise. As a result, our revenues have been affected and will continue to be affected until such time as we are able to realize the full value for franchises.

We Have Not Established Adequate Guidelines in Connection with the Sale of Franchises

         Historically in our dealings with prospective franchisees and in our desire to sell franchises, we did not establish adequate guidelines to insure that prospective franchisees have sufficient capital to properly finance a franchise and to be able to absorb losses until such time as the franchise would become profitable. Starting with the 1999 season, we have established rigorous standards to ensure the viability of the franchise over the long term; however, there is still no assurance that in view of our historical dealings we will be able to attract qualified franchisees.

We Have Been Dependent on Loans and Revenues from Affiliates to Sustain Our Operations

         Because our revenues from third parties have been insufficient to sustain our operations, we have been historically dependent on revenues, loans and advances from the Meisenheimer family to assist in financing. If members of the Meisenheimer family elected not to continue to advance loans to us, our operations could be drastically impaired.

We Are Dependent on Corporate Sponsorships Which Have Been Negligible

         The financial success of the individual franchises is dependent to a large degree on corporate sponsorship to help defray costs. To date, corporate sponsorship in some cities has been negligible and as a result, some of the franchises have had to absorb expenses which would otherwise have been supported by corporate sponsorship. As a result, profits of some of the franchises have been affected and in many instances some of the franchises have been operating at a small loss. Until such time as the League can attract meaningful sponsorship, earnings, if any, of the individual franchises will be impacted.

Our Basketball Season Competes with Other Professional Sporting Events


         Our season from May to early July is designed to afford players with the opportunity to showcase their professional ability to the teams comprising the National Basketball Association ("NBA") and to be possibly selected to participate in NBA teams' summer camps in the latter part of July and August. As such, our schedule competes with outdoor sporting events such as baseball, golf and tennis and our season comes at a time when spectators might normally prefer to be outdoors rather than indoors in an arena. These factors have had some impact on the League's overall attendance, although attendance has continued to improve.

We Lack Sufficient Capital to Promote the League


         In order for the League to become successful, we have to promote the League. Historically and up to the present time, we have lacked sufficient capital to develop a national promotion for the League. Promotion will achieve two objectives: (i) create more fan interest, and (ii) franchise interest. Until such time that we can properly promote the League we do not anticipate any significant change in the overall fan interest. While attendance has recently improved, it is still only 1300 per game. Additionally, interest in franchises has increased, but without real promotional efforts, we do not anticipate any significant increase in franchises.

The Meisenheimer Family Exercises Significant Control over Us

         The Meisenheimer family, consisting of Daniel T. Meisenheimer III, Richard C. Meisenheimer and Mary Ellen Meisenheimer, and companies they control own approximately 85% of our outstanding stock and as such control the daily affairs of the business as well as significant corporate actions. Additionally, the Meisenheimer family controls the Board of Directors and as such shareholders have little or no influence over the affairs of the Company.

Dependence upon Key Individual

         Our success is dependent upon the activities of Daniel T. Meisenheimer III, Chief Executive Officer. The loss of Mr. Meisenheimer through death, disability or resignation would have a material and adverse effect on our business.

We Have  a Limited Public Market for Our Stock

         There are approximately 450,000 shares held by approximately 140 public shareholders and as such there is a limited public market for our stock. As such, sellers of our stock may have difficulty in selling their stock. In addition, and until such time as we can list our Common Stock on the NASDAQ Electronic Bulletin Board, our stock will continue to trade in the over-the-counter market and this will make it even more difficult for individuals to sell their stock.

Penny Stock Regulation

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ System). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information regarding penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of activity, if any, in the market for the Common Stock.

ITEM I            DESCRIPTION OF BUSINESS

The United States Basketball League ("USBL", "we" or the "Company") was incorporated in Delaware in May, 1984 as a wholly-owned subsidiary of Meisenheimer Capital , Inc. ("MCI"). MCI was and is a publicly owned company having made a registered public offering of its Common Stock in 1984. Since 1984, MCI has been under the control of the Meisenheimer family consisting of Daniel T. Meisenheimer III, his brother, Richard Meisenheimer, and their father and mother, Daniel Meisenheimer, Jr. and Mary Ellen Meisenheimer. Daniel Meisenheimer, Jr. died in September, 1999.

(a)      Operations

         We were incorporated by MCI for the purpose of developing and managing a professional basketball league, the United States Basketball League (the "League"). The League was primarily conceived to provide a vehicle for college graduates interested in going professional with an opportunity to improve their skills and to showcase their skills in a professional environment and perhaps be selected by one of the teams comprising the National Basketball Association ("NBA") to attend summer camp sponsored by that team. Today, players also consist of free agents seeking to join an NBA team. USBL's season (May through July of each year) was specifically designed to afford League players with the chance to participate in the various summer camps run by the teams in the NBA. Since 1984 and up to the present time there have been 125 players from the League who also have been selected to play for teams in the NBA. Approximately forty-five players each year are selected to play in the Continental Basketball Association ("CBA"), the official developmental league of the NBA.

         Since the inception of the League, USBL has been engaged in selling franchises and managing the League. From 1985 and up to the present time, USBL has sold a total of thirty-five active franchises (teams), a vast majority of which were terminated for non-payment of franchise obligations. For the 1999 season (ending in August, 1999) we had thirteen active franchises and two inactive franchises. After the 1999 season, two franchises were canceled for their failure to meet franchise obligations. For our 2000 season, which begins in May, 2000, we will have eleven active franchises.

         As the League is presently constituted, each team within the League maintains an active roster of twelve players during the season and each team plays thirty games per season. We have playoffs at the conclusion of the regular season. Under the terms of our Franchise Agreements, each franchise is limited to a $47,500 salary cap for all players for each season. No player receives more than $1,000 a week as salary.

         Since the inception of the League to the present time, the number of active franchises has fluctuated from seven to a high for the 1999 season of 13 franchises. The current active franchises, divided into the Southern, Mid-Atlantic and Northern Divisions, are located in Sarasota, Florida (the Gulf Coast SunDogs); Dodge City, Kansas (the Dodge City Legend); Enid, Oklahoma (the Oklahoma Storm); Fort Myers, Florida (the Florida Sea Dragons);Salina, Kansas (the Kansas Cagerz); Washington, DC (the Washington DC Congressionals); Atlantic City, New Jersey (the Atlantic City Seagulls);Oyster Bay, New York (the Long Island Surf); Lehigh, Pennsylvania (the Pennsylvania ValleyDawgs); Ocean, New Jersey (the New Jersey Shorecats); and Brooklyn, New York (the Brooklyn Kings). In addition, MCI owns two inactive franchises which pay annual royalty fees.

         Since 1984 and up to the present time our franchises have been sold at various prices ranging from a low of $25,000 to a high of $300,000. The price varies depending on the location of the franchise and the prior history of the franchise if the particular franchise had previously been active. Because historically our franchises have not operated profitably, we decided to accept less than our asking price for new franchises at the time of sale. It is our intention to terminate this practice in the future. However, each franchisee is required to pay the full sales price over time and in the event full payment is not made, we reserve the right to cancel the franchise and have done so. At least twenty-two of the thirty-five total franchises previously sold have been terminated for non-payment of annual franchises fees and/or the full sales price. The termination of the franchises has been primarily due to the fact that most of the franchises have not operated profitably and as a result could not meet their contractual commitments. At the present time only two active franchises are marginally profitable.

During the fiscal year ended February 29, 1996 (fiscal 1996), we sold five franchises in a barter transaction, receiving in exchange 2,000,000 units of negotiable television advertising due bills. During the first quarter of fiscal 1997, we also entered into an agreement with the same party to receive an additional 2,000,000 units of negotiable television advertising due bills in exchange for five additional franchises. The 4,000,000 units of advertising time are with American Independent Network ("AIN") which employs satellite transmissions to certain affiliated television stations in approximately 90 cities throughout the United States. Management had originally valued the advertising due bills received in fiscal 1996 and the first quarter of fiscal 1997 at $500,000. For Fiscal 1998 the due bills were valued at $684,062. During Fiscal 1999, we acquired 2,000,000 additional units from AIN in exchange for five more franchises. We subsequently concluded that a more conservative estimate of the cumulative value of the total of all units as of the end of Fiscal 1999 is approximately $484,000. See "Financial Information." We have already used approximately 300,000 units to broadcast certain selective League games. During fiscal 1999, USBL did not use any of the units. USBL may use the remainder of the available time to broadcast our games or, in the alternative, sell off the available television time assuming that USBL can locate buyers. The barter transaction requires that the 15 franchise teams must be established within ten years from the date of the transactions. We have no assurance that any of the franchises will ever be established. In addition, we retain the right to approve or disapprove the ultimate franchisee. None of the prospective franchisees are currently obligated to pay us any fees.

         Under our standard franchise agreements, the term of the franchise is for ten (10) years with a right to renew for a similar period. In addition to the initial purchase price of the franchises, franchisees are required to pay an annual royalty fee of $20,000 per year. Currently three of our active franchises are in arrears in their annual royalty fees: one owes two years of royalties and the other two are in arrears for one year. We have the right to terminate these franchises for failure to pay the annual royalty fee, but in an effort to assist the teams have elected not to do so. In addition and because of our desire to have the League expand, historically, we have from time to time adjusted annual royalty fees in certain situations where the individual franchise has not been operating profitably.

         The franchise agreement employed by us also entitles us to receive television revenues on a sharing basis with the teams in connection with the broadcasting of regional or national games. While we have broadcasted on a regional basis, we have not received any significant revenues. We are also entitled to receive a percentage from the sale of team and league merchandise which is directly sold by us, primarily over the Internet. Revenues earned by us have been negligible. Revenues from the sale by a team of its own merchandise is retained by the selling team. These sales have contributed to the individual team's revenues.

           The franchises agreements state that we will use our best efforts to obtain sponsorships for each team and the League. Such sponsorships are generally from local or national corporations. The sponsorships which for the last few years have been negligible generally take the form of free basketballs, uniforms, airline tickets and discount accommodations for teams when they travel. The sponsorships generated by us are shared by all of the teams in the League. The individual teams comprising the league are also free to seek sponsorship for their own individual franchise. Some of the teams have been successful in attracting sponsorships in the form of merchandise and cash and it is these sponsorships that have helped support the ongoing operations of the individual teams. Other teams have not been successful. The success of obtaining sponsorship is generally a function of good attendance and good media exposure. In some instances particular franchises cannot generate any meaningful attendance because of a lack of media exposure.

         The Franchise Agreement requires us to provide scheduling of all games and officiating for all games. We also print a full roster book as well as a weekly newsletter which provides information regarding the League as well as individual players and their personal statistics.

         As previously stated, very few of our franchises have operated profitably. This is primarily due to the fact that attendance and sponsorship has not been sufficient to sustain a team's expenses. We estimate that at the current time annual expenses for each team average about $220,000. At the present time only two franchises are operating profitably. The general lack of marketing by the League and the teams is primarily due to insufficient capital to properly promote and market the League, which has resulted in our inability and the individual team's inability to attract any meaningful sponsorships. As a result, the sale of additional franchises either to maintain a constant number of franchises or to expand the League has historically proven difficult for USBL.

         From the inception of the League, USBL has generally operated at a loss. This has been due to the poor sale of franchises and the inability of most of the franchises to generate sufficient revenues to pay their respective annual royalty fees. Because of the poor historical record, USBL has been dependent on loans from the principals and affiliated companies to defray the cost of operations. See "Related Transactions." Additionally and because of our poor performance for at least the last four years, our auditors have rendered qualified opinions based on their concerns as to the ability to continue as a going concern.

         We believe that the current mix of franchises are beginning to realize some increase in sponsorship and attendance. There has been approximately a 50% increase in attendance for the first half of the 2000 season (late April and the month of May) as compared to the first half of the 1999 season. This may eventually result in more teams realizing increased gate attendance and corresponding revenues. This would increase the value of the individual franchises and also the League. As a consequence we believe this would enable us to sell additional franchises where new teams might be successful.

(c)      Employees

         We currently have a staff in excess of 50 people. USBL has four full-time employees consisting of the chairman and League commissioner, Daniel Meisenheimer III, a director of administration, a director of public relations and a director of operations. The balance, 46 in number, are employed as referees and statisticians who are paid on a per game basis. From time to time we have also used independent contractors for consulting work.

(d)      Future Plans of USBL

         We have, as an ultimate goal, the establishment of at least forty (40) franchises throughout the United States, consisting of ten (10) teams in four regional divisions. This would result in regional play-off games and then a final championship series. We are also attempting to develop a formal association with the NBA. During fiscal 1998, the NBA selected us to handle a pre-draft camp for the Korean Basketball League for which we received a nominal fee. At present time, the Continental Basketball Association (the "CBA"), a league consisting of nine teams, is regarded as the semi-official minor league of the NBA, and as such, receives financial support from the NBA. We believe that a formal association with the NBA would enhance the value of the franchises and attract more significant gate attendance, but to date we have not been able to promote a formal relationship with the NBA. Likewise, we intend to use some of the television time available to us to broadcast more games, which we believe might create additional fan interest and possibly serve to attract additional franchisees. However, given the difficulties encountered by us to date in the sale of additional franchises, it is doubtful that we will achieve our long-range goals unless we can raise additional capital to properly promote the League. While gate attendance has been poor historically, there has been some growth over the past four seasons. For fiscal 1999, there was an increase in attendance of 16% over fiscal 1998, and fiscal 1998 reflected a 14% increase over fiscal 1997. More significantly, gate attendance for the first half of the 2000 season is approximately 50% higher than the corresponding period in the 1999 season. However, there can be no assurance that the increase in attendance will continue. If gate attendance continues to increase, this may make it easier to interest third parties to invest in new franchises, but there can be no assurance that we will be successful.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS


FISCAL YEAR      2000 COMPARED TO FISCAL YEAR 1999




Results of operations

Revenues for the fiscal year ended February 29, 2000 ("Fiscal 00") were $553,021 as compared to revenues of $806,552 for the fiscal year ended February 28, 1999 ("Fiscal 99"). Revenues from initial franchise fees decreased $103,754 or 24%, primarily from the lack of sales of franchises. Continuing franchise fees, however, increased $62,225 or 59% as a result of the increased success of some of the USBL franchisees. Advertising income amounted to $30,603 in Fiscal 00 compared to advertising revenue of $112,500 in Fiscal 99. The advertising income received in Fiscal 99 was from a related party.

Operating expenses for Fiscal 00 decreased by approximately $479,000 to $486,000 compared to $965,000 in Fiscal 1999. In Fiscal 99, management recorded an allowance of $450,000 for the impairment of its investment in the advertising due bills that have been received in recent years in exchange for franchises. The slight decrease in the remaining operating expenses of approximately $29,000 represent management's continued pressure to reduce its operating overhead.

The Company recorded a loss on the impairment of certain investments it has held in common stocks in the amount of approximately $20,000. This represents management's recognition of a permanent impairment in the value of these investments.

The net income for Fiscal 00 amounted to $44,888, as compared to net loss of $160,965 for Fiscal 99. The change from the previous year's loss is primarily attributable to the allowance for the impairment in the value of the advertising credits amounting to $450,000 in Fiscal 99. This reduction was partially offset by decreased total revenue of $253,531, in Fiscal 99 as compared to Fiscal 00.


Liquidity and Capital Resources

The United States Basketball League's working capital deficiency decreased by approximately $16,000 to $290,000 at February 29, 2000, as compared to $306,000 at February 28, 1999. This decrease was caused primarily by the decrease in cash of approximately $37,000, the impairment of its investments of $20,000, the decrease in franchise fees receivable of $15,000, the decrease in accounts payable and accrued expenses of approximately $84,000 and the net decrease in amounts due to affiliates and stockholders which amounted to $22,000.

The Company continues to make efforts to resolve its working capital deficiency by seeking additional equity capital, It is anticipated that there is potential for growth in the USBL. Management is endeavoring to capitalize on its investment in the advertising credits to expand the recognition of the USBL and generate advertising income in the future.

The Company's statement of cash flows for Fiscal 00 reflects cash used in operations of approximately $326, reflecting the net income of $45,000 increased by non-cash losses such as impairment of the stock investments amounting to $20,000. Net cash amounting to $22,333 was utilized to reduce loans from stockholders and affiliates. The Company also expended $14,323 to acquire additional fixed assets.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Results of Operations

         Revenues for the fiscal year ended February 28, 1999 ("Fiscal 99") were $806,552 as compared to revenues of $638,676 for the fiscal year ended February 28, 1998 ("Fiscal 98"). Revenues from initial franchise fees increased $33,754 or 8 percent, primarily from the sale of a franchise. Continuing franchise fees increased $20,389 or 24 percent as a result of the increased success of some of the USBL franchisees. Advertising income amounted to $112,500. There was no advertising income in Fiscal 98. The advertising income was received from a related party.

         Operating expenses for Fiscal 99 increased by approximately $397,000 to $965,000 compared to $568,000 in Fiscal 1998. Management recorded an allowance of $450,000 for the impairment of its investment in the advertising due bills that have been received in recent years in exchange for franchises. This allowance represents the Company's best estimate of the continuing value of the advertising due bills. The Company continues to explore the best way to utilize these credits and has entered into negotiations with the television network in an effort to liquidate their investment. The slight decrease in the remaining operating expenses of approximately $53,000 represents management's continued pressure to reduce its operating overhead. Consulting expenses decreased $90,000, professional fees decreased $33,000 and travel expenses decreased $30,000. These decreased expenses were offset, in part, by increases in team expenses of $22,000, advertising expenses of $13,000 and other expenses of $65,000.

         The net loss for Fiscal 99 amounted to $160,965, as compared to net income of $57,516 for Fiscal 98. The increase in the loss is primarily attributable to the allowance for the impairment in the value of the advertising credits amounting to $450,000 partially offset by increased revenue of $167,876, decreased operating expenses of $53,462 and decreased interest expense of $6,797.

Liquidity and Capital Resources

The United States Basketball League's working capital deficiency decreased by approximately $58,000 to $306,000 at February 28, 1999, as compared to $364,000 at February 28, 1998. This decrease was caused primarily by the increase in cash of approximately $20,000, the decrease in other current assets of $5,000, the reduction in accounts payable and accrued expenses of $26,000 and an increase in loans from stockholders of approximately $13,000.

         The Company continues to make efforts to resolve its working capital deficiency by seeking additional equity capital, It is anticipated that there is potential for growth in the USBL. Management is endeavoring to capitalize on its investment in the advertising credits to expand the recognition of the USBL and generate advertising income in the future.

         The Company's statement of cash flows for Fiscal 99 reflects cash provided by operations of approximately $55,000, reflecting the net loss of $161,000 increased by non-cash income sources such as advertising credits of $250,000, offset by a reduction for the impairment in the value of the due bills amounting to $450,000. Cash amounting to $13,839 was raised from loans from stockholders. The Company also repaid debt to affiliates in the amount of $ 30,493 and purchased treasury stock for $18,355.

ITEM 3            DESCRIPTION OF PROPERTY

         We rent approximately 1,500 square feet under a lease with Meisenheimer Capital Real Estate Holdings, Inc. ("MCR"), an affiliated company and another subsidiary of MCI. Our space is in a building which also houses Cadcom, Inc., another MCI subsidiary engaged in manufacturing helicopter parts. Our space consists of four offices, a common area and a conference room. We pay a monthly rental of $1,500. The lease expires December 31, 2000. The property is located at 46 Quirk Road, Milford, Connecticut 06460.

ITEM 4            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         We have 30,000,000 shares of authorized Common Stock, of which 3,478,502 shares are currently issued and outstanding. We also have 2,000,000 authorized shares of Convertible Preferred Stock, of which 1,105,679 shares are currently issued and outstanding.

         The following table sets forth certain information as of April 30, 2000 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent ; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

                                                                  Amount and Nature of               Approximate
Name and Address of Beneficial Owner                              Beneficial Ownership            Percent of Class
------------------------------------                              --------------------            ----------------
Daniel T. Meisenheimer III (1)                                      143,998 Preferred                   13.2%
c/o The United States Basketball League                                 Stock(1)
46 Quirk Road                                                     437,400 Common Stock                  12.5%
Milford, CT  06460
Estate of Daniel T. Meisenheimer, Jr.(2)                         182,723 Preferred Stock                16.5%
c/o Spectrum Associates                                            12,000 Common Stock                   -0-
440 New Haven Avenue
Milford, CT  06460
Richard C. Meisenheimer(3)                                       142,285 Preferred Stock                12.9%
884 Robert Treat Ext.                                              5,000 Common Stock                    -0-
Orange, CT 06477
Meisenheimer Capital Corp.                                       140,000 Preferred Stock                14.8%
46 Quirk Road                                                       2,095,000 Common                    60.2%
Milford, CT  06460                                                        Stock
Spectrum Associates, Inc. (4)                                    376,673 Preferred Stock                34.1%
440 New Haven Avenue                                              231,857 Common Stock                  6.7%
Milford, CT  06460
All Officers and Directors as a Group                            286,283 Preferred Stock                25.9%
                                                                  437,400 Common Stock                  15.7%
-------------------------
(1) Includes 20,000 shares of Preferred Stock held by Mr. Meisenheimer III for the benefit of his two minor children.
(2) Mr. Meisenheimer Jr., who died in September, 1999, bequeathed his stock to his wife, Mary Ellen Meisenheimer.
(3) Richard Meisenheimer, an officer and director of USBL, is also the President of Spectrum Associates, Inc., which owns both Preferred and Common Stock as set forth herein.
(4) Between the various members of the Meisenheimer family and an affiliated company, Spectrum Associates, Inc., the Meisenheimers effectively control 85% of the outstanding Preferred Stock and 21% of the outstanding Common Stock.
Including the ownership of MCI by the Meisenheimer family, they effectively control 87% of the outstanding Common Stock of USBL. No public shareholders own any Preferred Stock of USBL (see "Description of Securities").

ITEM 5 DIRECTORS,

EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS

The following persons served as our directors and executive officers for the fiscal year ending February 28, 2000:

             Name                    Age               Position

Daniel T. Meisenheimer III           49                Chairman of the Board and
                                                       President

Richard C. Meisenheimer              46                Chief Financial Officer
                                                       and Director

Daniel T. Meisenheimer, Jr.          71                Director (deceased)

Background of Executive Officers and Directors

Daniel T. Meisenheimer III ("Mr. Meisenheimer III") has been Chairman of the Board and President of the Company since its inception in 1984. Mr. Meisenheimer III has also been the Chairman of the Board and President of MCI, USBL's parent, since 1983 and occupies the same positions in Cadcom and MCR, the other subsidiaries of MCI. Mr. Meisenheimer III is also a shareholder and director of Synercom, Inc. ("Synercom"), a Meisenheimer family-owned holding company which owns Spectrum Associates, Inc., a shareholder of USBL.

Richard C. Meisenheimer ("R. Meisenheimer"), brother of Mr. Meisenheimer III, has acted as Chief Financial Officer and a Director of USBL since the inception of the business in 1983. R. Meisenheimer has also been associated with Spectrum Associates, Inc. ("Spectrum") since 1976 and is now the President of that Company. Spectrum owns 37.7% of the Preferred Stock and 6.7 % of our Common Stock. Spectrum is the main customer of Cadcom, MCI's other subsidiary.

Daniel T. Meisenheimer, Jr. ("D. Meisenheimer, Jr.") was the father of Mr. Meisenheimer III and R. Meisenheimer and the husband of Mary Ellen Meisenheimer.
D. Meisenheimer, Jr. served as a director of USBL from its inception to September, 1999, when he died. We have not replaced D. Meisenheimer Jr. with another director.

ITEM 6            EXECUTIVE COMPENSATION

        Historically, our only two officers, D. Meisenheimer III and Richard Meisenheimer, have not received or taken any salaries from USBL. However, in September, 1995, our Board of Directors adopted an option program reserving for each officer 200,000 options exercisable at a price equal to the closing bid price on the date of grant. In August, 1996, the directors with the consent of the two officers elected to rescind the option program. No options were awarded under the Plan.

         On January 1, 1996, we entered into two-year employment agreements with Daniel Meisenheimer III. The employment agreement for Daniel Meisenheimer III provided for a monthly salary of $2,000 during the first year and $5,000 a month for the second year. The agreement provided that if, in the opinion of the USBL board of directors, the payment of salary would have an adverse impact on cash flow, then USBL was authorized to withhold the salary payments. Under the terms of the agreement, for every month of salary omitted, Daniel Meisenheimer III was to receive 10,000 options. Each option entitled D. Meisenheimer III to purchase one share of USBL common stock at $1.00 a share. All options were to be issued at the end of each 12-month period. During the calendar year ended December 31, 1996, D. Meisenheimer III received a total cash salary of $4,000 and received 100,000 options in lieu of salary, which D Meisenheimer III elected not to take.
D. Meisenheimer III did not receive any salary for the months of January and February 1997 and as such was entitled to receive 20,000 options, which he also elected not to take.

         R. Meisenheimer's employment agreement with us was similar to that of
D. Meisenheimer III, except that R. Meisenheimer was to receive a salary of $800 a month during calendar year 1996 and $1,600 a month for 1997. For each month's salary omitted, R. Meisenheimer was to receive 4,000 options. Each option entitled R. Meisenheimer to purchase one share of USBL common stock at $1.00 a share. All options were to be awarded at the end of each year. During the calendar year ended December 31, 1996 (fiscal 1997), R. Meisenheimer received a total of $1,600 of salary and was entitled to receive 40,000 options in lieu of salary. R. Meisenheimer elected not to accept the options. R. Meisenheimer did not receive any salary for the months of January and February 1997 and was therefore entitled to receive 8,000 options, which he also elected not to accept. On March 1, 1997, both D. Meisenheimer III and R. Meisenheimer agreed to terminate the compensation provisions of their employment agreements in view of USBL's financial condition.


         The following table reflects the salaries received by D. Meisenheimer III and R. Meisenheimer for the fiscal years ended February 29, 2000, February 28, 1999 and 1998 :



                                                       SUMMARY COMPENSATION TABLE
                                                                                           Long Term Compensation
                                                    Annual Compensation                  Awards             Payouts
            (a)                     (b)         (c)          (d)         (e)          (f)          (g)          (h)         (i)
                                                                                      Re-
                                                                        Other      stricted    Securities
                                                                        Annual       Stock     Underlying       LTIP     All Other
                                                                        Compen-      Awarded     Options/      Payouts     Compen-
Name and Principal Position         Year      Salary($)    Bonus($)    sation ($)      ($)       SARs (#)        ($)     sation ($)
---------------------------         ----      ---------    --------    ----------     -----      --------       -----    ----------

Daniel T. Meisenheimer III         2000         -0-          -0-         -0-          -0-          -0-          -0-         -0-

President & Chief Executive
Officer
                                   1999         -0-          -0-         -0-          -0-          -0-          -0-         -0-

                                   1998         -0-          -0-         -0-          -0-          -0-          -0-         -0-

Richard C. Meisenheimer            2000         -0-          -0-         -0-          -0-          -0-          -0-         -0-
Chief Financial Officer & Vice
President
                                   1999         -0-          -0-         -0-          -0-          -0-          -0-         -0-

                                   1998         -0-          -0-         -0-          -0-          -0-          -0-         -0-


There were no option/SAR grants or exercises in last fiscal year.

ITEM 7            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans


         For at least the last ten years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 29, 2000 (Fiscal 2000), USBL was indebted to the principals or their affiliated companies in the principal sum of $429,893 together with accrued interest at six percent (6%) per annum of $128,538. All of the outstanding debt is payable upon demand. Of the foregoing amount, Spectrum is owed the principal sum of $112,252 plus accrued interest of $68,615. The principals (D. Meisenheimer III, R. Meisenheimer and the Estate of Daniel T. Meisenheimer, Jr.) are owed $241,641 plus accrued interest of $59,923. The remainder of $76,000 is due from USBL to MCR, another subsidiary of MCI. See "Financial Information."


Ownership of Franchise

In 1988, our chief financial officer and director, Richard Meisenheimer, and several other individuals purchased, through a corporation, the active Connecticut Skyhawks franchise from us.The purchase price was $50,000, and annual royalty payments have been made to USBL for each year to date. On August 31, 1996, Spectrum, a company owned and controlled by the Meisenheimer Family, also purchased a franchise from USBL for $100,000. The franchise is not currently active but pays the annual royalty fee of $20,000.

ITEM 8            LEGAL PROCEEDINGS

         There are no legal proceedings pending or threatened against USBL.


ITEM 9            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS


         The Common Stock traded during calendar years 1998 and 1999 on the NASDAQ SmallCap Market under the symbol "USBL." On May 3, 2000, USBL was delisted from the SmallCap Market because of the failure to have a registration statement on file with the Securities and Exchange Commission. This Registration Statement on Form 10KSB is being filed to cure the deficiency. Our stock now trades on the over-the-counter market and is quoted in the National Quotation Bureau Pink Sheets. The following is the range of high and low bid information for each quarter for the fiscal years ended February 28, 1999 and February 29, 2000:


                                                             Fiscal 1999
                                                             Closing Bid
                                                   High             Low
First Quarter Ended 5/29/98                      $2.937           $1.875
Second Quarter Ended 8/31/98                     $2.50            $1.50
Third Quarter Ended 11/30/98                     $1.625           $1.031
Fourth Quarter Ended 2/26/99                     $1.50            $1.031


                                                             Fiscal 2000
                                                             Closing Bid
                                                   High             Low
First Quarter Ended 5/29/99                      $1.625           $1.125
Second Quarter Ended 8/31/99                     $1.25            $.90625
Third Quarter Ended 11/30/99                     $.9375           $.75
Fourth Quarter Ended 2/29/00                     $1.3125          $.84375


The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

Approximately 450,000 of our Common Stock shares are held by 140 shareholders. The shares held by members of the public were issued by us in connection with a private placement at least ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933.
We have not paid any dividends and do not anticipate paying dividends in the future.

Our Preferred Stock is held by our officers and directors and affiliates. No member of the public holds any Preferred Stock.

ITEM 10           RECENT SALES OF UNREGISTERED SECURITIES

                  FOR FISCAL YEAR ENDED FEBRUARY 29, 2000
                  =======================================

We did not issue any unregistered securities during Fiscal 2000.

                  FOR FISCAL YEAR ENDED FEBRUARY 28, 1999

On September 18, 1998, we issued 15,000 shares of our Common Stock, 5,000 shares each, to Director of Operations, Director of Administration and Director of Publicity. The shares were issued as an additional bonus for loyal and faithful service to the Company. In addition, on June 15, 1998, we issued 12,500 shares of its Common Stock to an independent consultant who was advising the Company on raising additional capital. The Company relied upon the private placement exemption for the issuance of all of the shares pursuant to Section 4(2) of the Securities Act.

                 FOR FISCAL YEAR ENDED FEBRUARY 28, 1998

On September 1, 1997, the Company issued 20,000 shares of its Common Stock to an independent consultant who was assisting the Company in the development and promotion of additional franchises. The Company relied upon the Private Placement Exemption pursuant to Section 4(2) of the Securities Act.

                 FOR FISCAL YEAR ENDED FEBRUARY 28, 1997

In December, 1996, the Company issued 60,000 shares of its Common Stock in connection with the exercise of warrants by two holders (40,000 warrants for 40,000 shares and 20,000 warrants for 20,000 shares). The warrants had been issued to two individuals who had assisted the Company in a private offering pursuant to Regulation D promulgated under the Securities Act of 1933. The Company relied upon the Private Placement Exemption pursuant to Section 4(2) of the Securities Act in connection with the issuance of the shares upon exercise of the warrants.

ITEM 11           DESCRIPTION OF SECURITIES

         (a) Common Stock. We are authorized to issue 30,000,000 shares of Common Stock, $.01 par value per share. There are currently 3,478,502 shares of Common Stock outstanding. Each share of the Common Stock entitles the holder thereof to one vote on each matter submitted to the stockholders of the Company for a vote thereon. The holders of Common Stock (i) have equal ratable rights to dividends from funds legally available therefor when and as if declared by the Board of Directors; (ii) are entitled to share ratably in all of the assets of the Company available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive subscription or conversion rights, or redemption or sinking fund provisions applicable thereto; and (iv) as noted above, are entitled to one non-cumulative vote on all matters submitted stockholders for a vote at any meeting of stockholders. We have not paid any dividend on our Common Stock to date. The Company anticipates that, for the foreseeable future, it will retain earnings, if any, to finance continuing operations.

         (b)      Preferred Stock

         The certificate of incorporation authorizes the issuance of up to 2,000,000 shares of Convertible Preferred Stock ("Preferred Stock") $.01 par value per share. Each share of Preferred Stock is convertible at any time at the discretion of the holder thereof upon written notice to the Corporation into one share of Common Stock. Each share of Preferred Stock entitles the holder thereof to five (5) votes per share on all matters submitted to shareholders for vote. The Preferred Stock bear a two percent (2%) non-cumulative annual dividend. No dividends have ever been paid on the Preferred Stock. At the present time there are 1,105,679 shares of Preferred Stock outstanding. None of the shares are held by members of the public. The company's Certificate of Amendment filed with the State of Delaware on June 30, 1995 authorizing the establishment of the Preferred stock did not create any other preferences for the Preferred Stock and consequently the Preferred Stock shares equally with the Common Stock in connection with a liquidation of the Corporation's assets.

        (c) Transfer.

Continental Stock Transfer & Trust Co. is the Company's Registrar and Transfer Agent for the Common Stock.

ITEM 12           INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Pursuant to USBL's Certificate of Incorporation, all directors of USBL will be indemnified by USBL against expenses actually and necessarily incurred with the defense of any action, suit or proceedings to which they are made a party by reason of their being or having been elected to serve as directors of USBL and against claims, losses, damages and judgments against them by reason of any act performed by them in their capacity as directors, except for any act in which they are adjudged liable for misconduct in the performance of their duties as directors. The effect is to eliminate liability of a director for monetary damages except for any act where the directors have been adjudged liable for misconduct in the performance of their duties as a director. Stockholder actions can only be maintained against a director upon a showing of a breach of the individual director's loyalty to the Company, a failure to act in good faith, intentional misconduct, a knowing violation of the law, improper personal benefit or an illegal dividend or stock purchase, and not for a director's negligence or gross negligence in satisfying his duty of care.

ITEM 13           FINANCIAL STATEMENTS


         The Financial Statements include audited statements for the years ended February 28, 1998, February 28, 1999 and February 29, 2000 and appear after the Signature Page.


ITEM 14     CHANGES IN AND DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in and disagreements in accounting and Financial Disclosure.

ITEM 15           FINANCIAL STATEMENTS AND EXHIBITS

(a)      Financial Statements (2000 and 1999)

(1) Independent Auditor's Reports.

(2) Balance Sheets for USBL as of February 29, 2000 and as of February 28, 1999.

(3) Statement of Operations for USBL for Years Ended February 29, 2000 and February 28, 1999.

(4) Statement of Stockholders' Equity for years Ended February 29, 2000 and February 28, 1999.

(5) Statements of Cash Flows for Years Ended February 29, 2000 and February 28, 1999.

(6) Notes to Financial Statements for Years Ended February 29, 2000 and February 28, 1999.

(b) Financial Statements (1999 and 1998)

(1) Independent Auditor's Report

(2) Balance Sheets as of February 28, 1999 and 1998

(3) Statements of Operations for Years Ended February 28, 1999 and 1998

(4) Statement of Stockholder Equity for Years Ended February 28, 1999 and 1998

(5) Statements of Cash Flows for Years Ended February 28, 1999 and 1998

(6) Notes to Financial Statements

(c)      Exhibits

*3.1     Certificate of Incorporation (May 29, 1984)

*3.1.1     Amended Certificate of Incorporation (Sept. 4, 1984)

*3.1.2     Amended Certificate of Incorporation (March 5, 1986)

*3.1.3     Amended Certificate of Incorporation (Feb. 19, 1987)

*3.1.4     Amended Certificate of Incorporation (June 30, 1995)

*3.1.5     Amended Certificate of Incorporation (January 12, 1996)

*3.1.6     Certificate of Renewal (June 23, 1995)

*3.1.7     Certificate of Renewal (May 22, 2000)

*3.2       By-Laws of USBL

*3.2.1     Amended By-Laws

10.1       Employment Agreement of Daniel T. Meisenheimer III with USBL(1)

10.2       Employment Agreement of Richard Meisenheimer with USBL(2)

10.3       Lease between Meisenheimer Capital Real Estate Holdings, Inc..
           and USBL(3)

10.4       Standard Franchise Agreement of USBL(4)

10.5 Agreement between USBL and Topaz Selections Ltd.for Barter Transactions for Acquisition of Advertising Due Bills in Exchange for Franchises (5)

*27        Financial Data Schedule
--------------------------------
*Filed herewith.

(1) Filed with the Commission on February 19, 1997 as Exhibit 10.3 to Form 10-SB/A of Meisenheimer Capital, Inc. and incorporated by reference hereto.

(2) Filed with the Commission on February 19, 1997 as Exhibit 10.4 to Form 10-SB/A of Meisenheimer Capital, Inc. and incorporated by reference hereto.

(3) Filed with the Commission on February 19, 1997 as Exhibit 10.7 to Form 10-SB/A of Meisenheimer Capital, Inc. and incorporated by reference hereto.

(4) Filed with the Commission on February 19, 1997 as Exhibit 10.10 to Form 10-SB/A of Meisenheimer Capital, Inc. and incorporated by reference hereto.

(5) Filed with the Commission on February 19, 1997 as Exhibit 10.11 to Form 10-SB/A of Meisenheimer Capital, Inc. and incorporated by reference hereto.

                                                    SIGNATURES


                  In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      /S/  UNITED STATES BASKETBALL LEAGUE, INC.
                                    --------------------------------------------
                                   Registrant

                                    By:   /S/  Daniel T. Meisenheimer, III
                                    --------------------------------------
                                    Daniel T. Meisenheimer, III, Chief Executive
                                    Officer



Date:        August 1, 2000

                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                     REPORT ON AUDITS OF FINANCIAL STATEMENTS


                           YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                           INDEX TO FINANCIAL STATEMENTS

(1)      Independent Auditor's Report                                    F-1

(2)      Balance Sheets as of February 29, 2000 and February 28, 1999    F-2

(3)      Statements of Operations for Years Ended February 29, 2000 and
         February 28, 1999                                               F-3

(4)      Statement of Stockholder Equity for Years Ended February
         29, 2000 and February 28, 1999                                  F-4

(5)      Statements of Cash Flows for Years Ended February 29, 2000 and
         February 28, 1999                                               F-5

(6)      Notes to Financial Statements                              F-6--F10

                           Independent Auditors' Report


Board of Directors
United States Basketball League, Inc.
Milford, Connecticut

We have audited the balance sheets of United States Basketball League, Inc. as of February 29, 2000 and February 28, 1999 , and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those stan dards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Basketball League, Inc. as of February 29, 2000 and February 28, 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring cash flow deficiencies from operations, its inability to collect annual franchise fees and its reliance on related party revenue transactions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Holtz Rubenstein & Co., LLP
Melville, New York
 June 27,  2000

                        UNITED STATES BASKETBALL LEAGUE, INC.
                                   BALANCE SHEETS

                                          February 29,        February 28,
ASSETS                                      2000                  1999

CURRENT ASSETS:

   Cash                                     $6,196            $ 43,178
   Franchise fee receivable                    -                15,000
   Due from affiliates                     304,794             165,730
   Inventory                                23,698              18,500
   Investments in securities                  -                 20,420
   Other current assets                        600                 600
   Total current assets                    335,288             263,428

EQUIPMENT, net (Note 3)                     15,374               4,957
   PREPAID ADVERTISING CREDITS (Note 5)    484,062             484,062
                                           834,724           $ 752,447

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses    66,471           $ 150,063
     Due to affiliates                     256,867             238,367
     Loans payable-stockholders(Note 4)    301,564             180,977

         Total current liabilities         624,902             569,407

STOCKHOLDERS' EQUITY (Notes 4, 5 and 6):
Common stock, $0.01 par value,
30,000,000 shares
authorized; 3,483,502
and 3,478,502 shares issued
and outstanding                             34,835              34,785

Preferred stock, $0.01 par value,
2,000,000 shares authorized; 1,105,679
shares issued and outstanding               11,057              11,057

Additional paid-in capital               2,520,312           2,516,112
  Deficit                               (2,313,928)         (2,358,816)

Treasury stock, at cost; 39,975 and
14,425 shares, respectively                (42,454)            (20,098)

Total stockholders' equity                 209,822             183,040

                                       $   834,724           $ 752,447

                      See notes to financial statements

                           UNITED STATES BASKETBALL LEAGUE, INC.
                                 STATEMENTS OF OPERATIONS

                                                    Years Ended
                                         February 29,       February 28,
                                          2000                  1999

REVENUES:

   Initial franchise fees (Note 4)      $  335,000           $438,754
   Continuing franchise fees               167,404            105,179
   Advertising                              30,603            112,500
    Other (Note 9)                          20,014            150,119
                                           553,021            806,552

OPERATING EXPENSES (Notes 4 and 6):
   Consulting                               37,486             26,924
   Team expenses                           100,898            114,570
   Advertising                              43,137             86,836
   Salaries                                 68,183             74,300
   Travel                                   24,730             31,400

   Depreciation                              6,455              4,573
   Professional fees                        10,534             15,606

   Asset impairment (Note 5)                    -             450,000
   Other                                   194,880            161,079
                                           486,303            965,288
   Income (loss) from operations            66,718           (158,736)

OTHER INCOME (EXPENSES):
   Loss on impairment of investments       (20,420)              -
   Interest expense                         (4,500)            (3,801)
   Interest income                             541                227
   Other                                     2,549              1,345
                                           (21,830)            (2,229)
   NET INCOME (LOSS)                  $     44,888       $   (160,965)
   NET INCOME (LOSS) PER SHARE        $        .01       $       (.05)

   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING             3,455,425          3,450,305

                     See notes to financial statements


                                                         F-4

                                         UNITED STATES BASKETBALL LEAGUE, INC.
                                           STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (Notes 4, 5 and 6)


                            Common Stock                 Preferred Stock   Additional                                     Total
                              Shares                     Shares                     Paid-in                 Treasury   Stockholders'
                            Outstanding     Amount      Outstanding       Amount     Capital    Deficit       Stock       Equity

Balance, March 1, 1998       3,451,001     $34,510       1,105,679       $11,057   $2,483,887$ (2,197,851)  $(1,743)     $329,860

Common stock issued for
services                        27,501         275        -                 -      32,225          -           -           32,500

Acquisition of treasury stock    -             -          -                -         -             -        (18,355)      (18,355)

Net loss                         -             -          -                -         -        (160,965)        -         (160,965)

Balance, February 28, 1999   3,478,502      34,785       1,105,679        11,057   2,516,112  (2,358,816)   (20,098)      183,040

Common stock issued for
services                         5,000          50           -             -        4,200          -           -            4,250

Acquisition of treasury stock      -            -            -             -          -            -        (22,356)      (22,356)

Net income                         -            -            -             -          -           44,888        -          44,888

Balance, February 29, 2000   3,483,502     $34,835       1,105,679        11,057  $2,520,312 $(2,313,928)    $ (42,454) $ 209,822





                                               See notes to financial statements






                                 UNITED STATES BASKETBALL LEAGUE, INC.
                                       STATEMENTS OF CASH FLOWS

                                                     Years Ended
                                              February 29, February 28,
                                                 2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $ 44,888     $ (160,965)
   Adjustments to reconcile net income
   (loss) to net cash (used in) provided
   by operating activities:
       Prepaid advertising credits               -            (250,000)
       Depreciation                               6,455          4,573
       Asset impairment                          20,420        450,000
       Gain on disposal of asset                 (2,549)          -
       Non-cash revenue                          (5,103)          -
       Non-cash compensation                      4,250         32,500
       (Increase) decrease in assets:
         Franchise fee receivable                15,000           -
         Inventory                                  (95)          -
         Other assets                               -            4,487
       Decrease in liabilities:
         Accounts payable and accrued expenses  (83,592)       (25,831)
                                                (45,214)       215,729
       Net cash (used in) provided by
       operating activities                        (326)        54,764

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         (14,323)          -
       Net cash used in investing activities    (14,323)          -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due from (to) affiliates                    (142,920)       (30,493)
   Increase in stockholders' loans              120,587         13,839
   Purchase of treasury stock                     -            (18,355)
       Net cash used in financing activities    (22,333)       (35,009)

NET (DECREASE) INCREASE IN CASH                 (36,982)        19,755

CASH AND CASH EQUIVALENTS, beginning of year     43,178         23,423

CASH AND CASH EQUIVALENTS, end of year        $   6,196       $ 43,178


                             See notes to financial statements

                            UNITED STATES BASKETBALL LEAGUE, INC.
                              NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


1.     Description of Business and Basis of Presentation:

The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the eastern part of the United States.

The Company has incurred an accumulated deficit of approximately $2,314,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 4 and 5) create an uncertainty as to the USBL's ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises, however, there can be no assurance that the USBL will be successful in accomplishing its objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies:

       a. Cash and cash equivalents

          For purposes of the cash flow statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and/or cash equivalents.

       b. Inventory

          Inventory consists of USBL trading cards, basketball uniforms, sporting equipment and printed promotional material. Most of the inventory was obtained through barter transactions whereby the USBL granted suppliers various advertising space (print) and air time (television) in return for the supplier's products. These transactions were accounted for based upon the fair values of the assets and services involved in the transactions. Advertising revenues are recognized by the USBL for broadcasting rights and print space made available to suppliers in these transactions.

       c. Depreciation and amortization expense

          Depreciation is computed using the straight-line method over an asset's estimated useful life (5 to 7 years).

       d. Revenue recognition

          The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records revenue when collected.

2.     Summary of Significant Accounting Policies:

       e. Income taxes

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $554,000) resulting from the net operating loss carryforward.

          As of February 29, 2000, a net operating loss carryforward of approximately $1,374,000 is available through February 28, 2020 to offset future taxable income.

       f. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       g. Advertising costs

          Advertising costs are expensed as incurred and were approximately $43,000 and $87,000 for the years ended February 29, 2000 and February 28, 1999, respectively.

       h. Stock-based compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

          Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. Basic and dilutive EPS were equivalent for all periods presented as the effect of common stock equivalents was antidilutive or immaterial.

3.     Equipment:

       Equipment, at cost, consists of the following:
                                             February 29,         February 28,
                                               2000                  1999

       Equipment                          $   8,606               $ 8,606
       Transportation equipment              46,120                52,090
                                             54,726                60,696

       Less accumulated depreciation         39,352                55,739

                                          $  15,374               $ 4,957

4.     Related Party Transactions:

The Company has entered into the following transactions with related parties:

a. The USBL's president, personally, through famil members and other entities controlled by the family (the "Meisenheimer Group"), controls approximately 81% of the USBL's common stock and 100% of the Company's preferred stock.

The Company is a majority-owned subsidiary (60.6%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. is an entity in the Meisenheimer Group.

b. As of February 29, 2000, loans payable to stockholders, including interest, approximated $302,000. As of February 28, 1999, loans payable to stockholders approximated $181,000. Interest rates on these obligations are 6% per annum.

c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $196,000 in 2000 and $230,000 in 1999.

d. The Company leases its office space from Meisenheimer Capital Real Estate Holdings, Inc., a wholly-owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totalled $12,000 for each of the years ended February 29, 2000 and February 28, 1999, respectively.

e. During 2000 the Company received 25,550 shares of its common stock, with a fair value approximating $22,400, to satisfy certain amounts due from affiliates.

                                  F-9
5.     Non-Cash Transactions:


The USBL entered into the following non-cash transactions during the fiscal year ended February 29, 2000:

     The Company recognized advertising income in exchange for merchandise valued at $5,100 during fiscal year ended February 29, 2000.

     The Company received $140,000 of consulting services and promotional services, in lieu of cash, as consideration for franchise fees.

     The USBL entered into the following non-cash transactions during the fiscal year ended February 28, 1999:

     The Company received $66,000 of advertising and promotional services in lieu of cash, as consideration for franchise fees.

     The sale of an additional five franchises for 2,000,000 negotiable advertising due bills from an independent cable television network.

5.     Non-Cash Transactions:

       The deferred charge on the balance sheet at February 29, 2000 of $484,062 represents the unused amount of the deferred advertising expense relating to the advertising due bills earned through fiscal 2000. These advertising due bills can be traded for various goods and services and they can be assigned, sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credit will be amortized at the time the advertising is utilized. The total of $8,000,000 advertising due bills were recorded at a substantial discount from their face value. However, if the Company is unable to realize the recorded value of this asset, a significant reduction in overall equity may result.

       During the year ended February 28, 1999, the Company adjusted the carrying value of the due bills to their estimated fair value, resulting in a noncash impairment loss of $200,000.

                                   F-10
6.     Stockholders' Equity:

       a. Capitalization

          The Company's authorized capital consists of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock. All stock has a $.01 par value. Each share of common stock has one vote, and each share of preferred stock has five votes and is entitled to a 2% non- cumulative annual dividend.

       b. Treasury stock

          As of February 29, 2000, the Company has acquired 39,975 shares of its own stock, valued at approximately $42,400, in order to facilitate compensatory stock grants to employees. These shares are considered treasury and have been valued at cost.

       c. Stock/warrant issuances

          During the years ended February 29, 2000 and February 28, 1999, the Company granted 5000 shares (valued at $4,250) and 27,500 shares (valued at $32,500) of common stock, respectively, to employees and consultants for services. The value of these shares was charged to operations in the year of issuance.

       d. Stock/warrants

       The Company provided each of its two officers options to purchase 20,000 shares annually. These options were granted on the first of each year and have an exercise price equal to the fair market value on the date of grant. These options expire January 2006 or nine months after the retirement of the officer. There are 40,000 such options outstanding as of February 29, 2000. This Plan was terminated during the fiscal year ended February 28, 1998.

7.     Supplementary Cash Flow Information:

       Cash paid for interest for the years ended February 29, 2000 and February 28, 1999 was $0 and $501, respectively.

8.     Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

     Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value. 9. Other Revenues:

       Other revenues consist of advertising fees, sales of marketing rights, souvenir sales and miscellaneous fees charged to team owners.

                           UNITED STATES BASKETBALL LEAGUE, INC.
                         REPORT ON AUDITS OF FINANCIAL STATEMENTS
                          YEARS ENDED FEBRUARY 28, 1999 AND 1998


                               INDEX TO FINANCIAL STATEMENTS

(1)    Independent Auditor's Report                                        F-1

(2)    Balance Sheets as of February 28, 1999 and 1998                     F-2

(3)    Statements of Operations for Years Ended February 28, 1999 and 1998 F-3

(4)    Statement of Stockholder Equity for Years Ended
       February 28, 1999 and 1998                                          F-4

(5)    Statements of Cash Flows for Years Ended February 28, 1999 and 1998 F-5

(6)    Notes to Financial Statements                                   F-6--F10

                              Independent Auditors' Report


Board of Directors
United States Basketball League, Inc.
Milford, Connecticut

We have audited the balance sheets of United States Basketball League, Inc. as of February 28, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those stan dards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Basketball League, Inc. as of February 28, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring cash flow deficiencies from operations, its inability to collect annual franchise fees and its reliance on related party revenue transactions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Holtz Rubenstein & Co., LLP
Melville, New York
May 27, 1999

                                    Independent Auditors' Report



Board of Directors
United States Basketball League, Inc.
Milford, Connecticut

We have audited the balance sheets of United States Basketball League, Inc. as of February 28, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those stan dards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Basketball League, Inc. as of February 28, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring cash flow deficiencies from operations, its inability to collect annual franchise fees and its reliance on related party revenue transactions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Holtz Rubenstein & Co., LLP

Melville, New York
May 27, 1999


                                                        F-2

                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                                  BALANCE SHEETS

                                                                                        February 28,
         ASSETS                                                                   1999                  1998

CURRENT ASSETS:
   Cash                                                                                  $         43,178      $   23,423
   Franchise fee receivable                                                         15,000                15,000
   Due from affiliates                                                             131,730                63,476
   Inventory                                                                        18,500                18,500
   Investments in securities                                                        20,420                20,420
   Other current assets                                                                600                 5,087

       Total current assets                                                        263,428               145,906

EQUIPMENT, net (Note 3)                                                              4,957                 9,530

PREPAID ADVERTISING CREDITS (Note 5)                                               484,062               684,062

                                                                             $     752,447         $     839,498

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $     150,063         $     175,894
     Due to affiliates                                                             238,367               166,606
     Loans payable - stockholders (Note 4)                                         180,977               167,138
         Total current liabilities                                                 569,407               509,638

STOCKHOLDERS' EQUITY (Notes 4, 5 and 6):
   Common stock, $0.01 par value, 30,000,000 shares
     authorized; 3,478,502 and 3,451,001 shares issued
     and outstanding                                                                34,785                34,510

   Preferred stock, $0.01 par value, 2,000,000 shares
     authorized; 1,105,679 shares issued and outstanding                            11,057                11,057
   Additional paid-in capital                                                    2,516,112             2,483,887
   Deficit                                                                      (2,358,816)           (2,197,851)
     Treasury stock, at cost; 14,425 and 975 shares, respectively                  (20,098)               (1,743)
         Total stockholders' equity                                                183,040               329,860
                                                                             $     752,447         $     839,498

                                         See notes to financial statements




                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                             STATEMENTS OF OPERATIONS


                                                                                           Years Ended
                                                                                          February 28,
                                                                                    1999                  1998
REVENUES:
   Initial franchise fees (Note 4)                                                $438,754           $   405,000
     Continuing franchise fees                                                     105,179                84,790
     Advertising                                                                   112,500                  -
     Other (Note 9)                                                                150,119               148,886

                                                                                   806,552               638,676

OPERATING EXPENSES (Notes 4 and 6):
   Consulting                                                                       26,924               116,804
     Team expenses                                                                 114,570                96,374
     Advertising                                                                    86,836                73,110
     Salaries                                                                       74,300                72,361
     Travel                                                                         31,400                61,145
     Depreciation                                                                    4,573                 4,573
     Professional fees                                                              15,606                48,402
     Asset impairment (Note 5)                                                     450,000                   -
     Other                                                                         161,079                95,981
                                                                                   965,288               568,750

(Loss) income from operations                                                     (158,736)               69,926

OTHER INCOME (EXPENSES):
   Interest expense                                                                 (3,801)              (10,598)
   Interest income                                                                     227                 1,375
   Other                                                                             1,345                (3,187)
                                                                                    (2,229)              (12,410)

NET (LOSS) INCOME                                                             $   (160,965)          $    57,516

NET (LOSS) INCOME PER SHARE                                                    $  (.03)                $    .02

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                                                                      3,453,330             3,436,973
                                         See notes to financial statements




                                             UNITED STATES BASKETBALL LEAGUE, INC.

                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (Notes 4, 5 and 6)

                                     Common Stock           Preferred Stock  Additional                                 Total
                                        Shares                 Shares               Paid-in            Treasury      Stockholders'
                                     Outstanding  Amount    Outstanding   Amount    Capital    Deficit   Stock          Equity

Balance, March 1, 1997                3,431,001   $34,310    1,105,679    $11,057 $2,460,524 $(2,255,367) $(7,757)     $242,767

Common stock issued for services         20,000       200       -          -          23,363     -          -            23,563

Acquisition of treasury stock              -          -         -          -          -          -         (16,277)     (16,277)

Issuance of treasury stock
as compensation                            -          -         -          -          -          -          22,291       22,291)

Balance, February 28, 1998            3,451,001    34,510    1,105,679    11,057   2,483,887   (2,197,851) (1,743)      329,860

Common stock issued for services         27,501       275       -            -        32,225     -             -          32,500

Acquisition of treasury stock              -         -          -           -           -        -         (18,355)      (18,355)

Net loss                                   -         -          -           -           -        (160,965)    -         (160,965)

Balance, February 28, 1999            3,478,502   $34,785    1,105,679   $11,057   $2,516,112 $(2,358,816)  $(20,098)   $183,040



                                               See notes to financial statements




                     UNITED STATES BASKETBALL LEAGUE, INC.
                           STATEMENTS OF CASH FLOWS
                                                                                           Years Ended
                                                                                          February 28,
                                                                                   1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                          $(160,965)              $57,516

   Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating activities:
       Prepaid barter units                                                        -                   50,000
       Prepaid advertising credits                                             (250,000)             (250,000)
       Depreciation                                                               4,573                 4,573
       Asset impairment                                                         450,000                   -
       Non-cash revenue                                                            -                  (30,000)
       Non-cash compensation                                                     32,500                45,854
       (Increase) decrease in assets:
         Franchise fee receivable                                                  -                   15,000
         Inventory                                                                 -                   (1,500)
         Other assets                                                             4,487                   463
         Decrease in liabilities:
         Accounts payable and accrued expenses                                  (25,831)              (51,984)
                                                                                215,729             (113,626)

       Net cash provided by (used in) operating activities                       54,764              (56,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                               -                    (920)

       Net cash used in investing activities                                       -                    (920)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due from (to) affiliates                                                     30,493)               19,388
   Increase in stockholders' loans                                              13,839                72,280

Purchase of treasury stock                                                      18,355)              (16,277)

       Net cash provided by financing activities                                35,009)               75,391
NET INCREASE IN CASH                                                            19,755                18,361

CASH AND CASH EQUIVALENTS, beginning of year                                    23,423                 5,062

CASH AND CASH EQUIVALENTS, end of year                                         $43,178               $23,423


                                         See notes to financial statements


                             UNITED STATES BASKETBALL LEAGUE, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                            YEARS ENDED FEBRUARY 28, 1999 AND 1998

1.     Description of Business and Basis of Presentation:

The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the eastern part of the United States.

The Company has incurred an accumulated deficit of approximately $2,359,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 4 and 5) create an uncertainty as to the USBL's ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises, however, there can be no assurance that the USBL will be successful in accomplishing its objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies:

       a. Cash and cash equivalents

For purposes of the cash flow statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and/or cash equivalents.

       b. Inventory

Inventory consists of USBL trading cards, basketball uniforms, sporting equipment and printed promotional material. Most of the inventory was obtained through barter transactions whereby the USBL granted suppliers various advertising space (print) and air time (television) in return for the supplier's products. These transactions were accounted for based upon the fair values of the assets and services involved in the transactions. Advertising revenues are recognized by the USBL for broadcasting rights and print space made available to suppliers in these transactions.

       c. Depreciation and amortization expense

Depreciation is computed using the straight-line method over an asset's estimated useful life (5 to 7 years).

       d. Revenue recognition

The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records revenue when collected.

       e. Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $561,000) resulting from the net operating loss carryforward.

As of February 28, 1999, a net operating loss carryforward of approximately $1,403,000 is available through February 28, 2016 to offset future taxable income.

       f. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       g. Advertising costs

Advertising costs are expensed as incurred and were approximately $87,000 and $73,000 for the years ended February 28, 1999 and 1998, respectively. h. Stock-based compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). i.(Loss) earnings per share

Statement of Financial Accounting Standards No. 128, "Earnings Per Shares" (SFAS No. 128) establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.

Basic and diluted (loss) earnings per share amounts were equivalent for the years ended February 28, 1999 and 1998.

3.     Equipment:

Equipment, at cost, consists of the following:

                                                          February 28,
                                                    1999                  1998
       Equipment                                 $ 8,606               $ 8,606
       Transportation equipment                   52,090                52,090
                                                  60,696                60,696
Less accumulated depreciation                     55,739                51,166
       (Loss) earnings per share                 $ 4,957              $  9,530

4.     Related Party Transactions:

The Company has entered into the following transactions with related parties:

a. The USBL's president, personally, through family members and other entities controlled by the family (the "Meisenheimer Group"), controls approximately 81% of the USBL's common stock and 100% of the Company's preferred stock. The Company is a majority-owned subsidiary.

The Company is a majority-owned subsidiary (60.71%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. is an entity in the Meisenheimer Group.

b. As of February 28, 1999, loans payable to stockholders, including interest, approximated $181,000. As of February 29, 1998, loans payable to stockholders approximated $167,000. Interest rates on these obligations are 6% per annum.

c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $230,000 in 1999 and $150,250 in 1998.

d. The Company leases its office space from Meisenheimer Capital Real Estate Holdings, Inc., a wholly-owned subsidiary of Meisenheimer Capital Inc. Rent expense on this operating lease totalled $12,000 for each of the years ended February 28, 1999 and 1998, respectively.

5.     Non-Cash Transactions:

The USBL entered into the following non-cash transactions during the fiscal year ended February 28, 1999:

The Company received $66,000 of advertising and promotional services in lieu of cash, as consideration for franchise fees.

The sale of an additional five franchises for 2,000,000 negotiable advertising due bills from an independent cable television network.

The USBL entered into the following non-cash transactions during the fiscal year ended February 28, 1998:

The sale of an additional five franchises for 2,000,000 negotiable advertising due bills from an independent cable television network. The USBL has valued these due bills at $250,000.

The Company issued 20,000 shares of its stock to a consultant in exchange for his services during fiscal 1998. The value of the shares were charged to earnings based upon their fair market value on September 1, 1997 of $23,563.

The Company recognized advertising income in exchange for airline tickets and merchandise valued at $30,000 during fiscal year ended February 28, 1998.

                                                        F-9
Non-Cash Transactions: (Cont'd)

The deferred charge on the balance sheet at February 28, 1999 of $484,062 represents the unused amount of the deferred advertising due expense relating to the advertising due bills earned through fiscal 1999. These advertising due bills can be traded for various goods and services and they can assigned sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credit will be amortized at the time the advertising is utilized. The total of $8,000,000 advertising due bills were recorded at a substantial discount from their face value. However, if the Company is unable to realize the recorded value of this asset, a significant reduction in overall equity may result.

During the year ended February 29, 1999, the Company adjusted the carrying value of the due bills to their estimated fair value, resulting in a noncash impairment loss of $200,000.

6.     Stockholders' Equity:

       a. Capitalization

The Company's authorized capital consists of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock. All stock has a $.01 par value. Each share of common stock has one vote, and each share of preferred stock has five votes and is entitled to a 2% non- cumulative annual dividend. b. Treasury stock

As of February 28, 1999, the Company has acquired 14,425 shares of its own stock, valued at approximately $20,100, in order to facilitate compensatory stock grants to employees. These shares are considered treasury and have been valued at cost. c. Stock/warrant issuances

During the years ended February 28, 1999 and 1998, the Company granted 27,500 shares (valued at $32,500) and 20,000 shares (valued at $23,563) of common stock, respectively, to employees and consultants for services. The value of these shares was charged to operations in the year of issuance. d. Stock/warrants

In connection with a 1995 private placement, the underwriter received, as compensation, warrants for the purchase of 100,000 shares of common stock at $1.00. 60,000 warrants were exercised in 1996, and the remaining 40,000 warrants expire in May 2000. The Company provided each of its two officers options to purchase 20,000 shares annually. These options were granted on the first of each year and have an exercise price equal to the fair market value on the date of grant. These options expire January 2006 or nine months after the retirement of the officer. There are 40,000 such options outstanding as of February 28, 1999. This Plan was terminated during the fiscal year ended February 28, 1998.

7.     Supplementary Cash Flow Information:

Cash paid for interest for the years ended February 28, 1999 and 1998 was $501 and $2,976, respectively.

8.     Fair Value of Financial Instruments:

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities. The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

9.     Other Revenues:

Other revenues consist of advertising fees, sales of marketing rights, souvenir sales and miscellaneous fees charged to team owners.

                                                     EXHIBITS