Form 10QSB
period 2000-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2001-07-25
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C. 20549


                                      FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended                                Commission File Number
    August 31, 2000                                           1-15913


                           UNITED STATES BASKETBALL LEAGUE, INC.
                                    46 Quirk Road
                             Milford, Connecticut 06460
                                Tel: 203-877-9501


Delaware                                                             06-1120072
(State of Incorporation)                    (I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes
                                                  -------
                                                    No    [root]
                                                  ----------




As of July 15, 2001, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                          UNITED STATES BASKETBALL LEAGUE, INC.


                                      INDEX

                                                                        PAGE

PART I.           FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements:

Balance Sheets - August 31, 2000
and February 29, 2000........................................................3

Statements of Operations for the Three Months and Six
Months Ended August 31, 2000 and 1999........................................4

Consolidated Statement of Cash Flow for the Six Months Ended August 31,
2000 and 1999................................................................5

Notes to Consolidated Financial
Statements.................................................................6-7


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations........................................8-9

PART II. OTHER INFORMATION..................................................10



                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                                  BALANCE SHEETS



                                                                               August 31,         February 29,
         ASSETS                                                                   2000                  2000
         ------                                                              -------------        --------------
                                                                                (unaudited)
CURRENT ASSETS:
   Cash                                                                          $   4,111             $   6,196
   Due from affiliates                                                             259,265               214,794
   Inventory                                                                        23,402                23,698
   Other current assets                                                                600                   600
                                                                             -------------         -------------
     Total current assets                                                          287,378               245,288

EQUIPMENT, net (Note 3)                                                             12,146                15,374

PREPAID ADVERTISING CREDITS (Note 5)                                               484,062               484,062
                                                                             -------------         -------------

                                                                             $     783,586         $     744,724
                                                                             =============         =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $      99,072         $      66,471
   Due to affiliates (Note 4)                                                      129,367               166,867
   Loans payable - stockholders (Note 4)                                           252,789               301,564
                                                                             -------------         -------------
         Total current liabilities                                                 481,228               534,902
                                                                             -------------         -------------

STOCKHOLDERS' EQUITY:  (Note 4)
   Common stock, $0.01 par value, 30,000,000 shares
     authorized; 3,483,502 shares issued and outstanding                            34,835                34,835
   Preferred stock, $0.01 par value, 2,000,000 shares
     authorized; 1,105,679 shares issued and outstanding                            11,057                11,057
     Additional paid-in capital                                                  2,610,312             2,610,312
     Deficit                                                                    (2,311,392)           (2,403,928)
     Treasury stock, at cost; 39,975 shares                                        (42,454)              (42,454)
                                                                             -------------         -------------
         Total stockholders' equity                                                302,358               209,822
                                                                             -------------         -------------

                                                                             $     783,586         $     744,724
                                                                             =============         =============











                                         See notes to financial statements





                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                             STATEMENTS OF OPERATIONS





                                                          Three Months Ended                  Six Months Ended
                                                          ---------------------------         ----------------
                                                                August 31,                         August 31,
                                                          2000              1999              2000               1999
                                                          -----------------------------------------------------------
                                                       (unaudited)       (unaudited)       (unaudited)        (unaudited)
REVENUES:
Initial franchise fees (Note 4)                          $92,000       $80,000,000       $251,000,000       $150,000,000
Continuing franchise fees                                 48,000            28,750            123,000             70,659
Advertising                                               27,000            -                  27,000             -
Other                                                      2,679             1,199              7,137              1,456
                                                          -----             -----             -----              --------
                                                         169,679           109,949            408,137            222,115
                                                          -------           -------           -------            --------

OPERATING EXPENSES:  (Note 9)
Consulting                                                50,536             4,842           101,721              12,392
Team and post season festival expenses                    21,492            20,240            40,097              55,740
Referee fees                                              36,225            20,385            55,690              39,360
Advertising                                                4,533             7,323             12,388             14,121
Salaries                                                  13,200            13,000            27,200              41,000
Travel                                                    15,939            11,911            28,853              23,079
Depreciation                                               1,614             1,143             3,228               2,286
Professional fees                                          5,450             4,200             10,560              7,000
Other general and administrative expenses                  6,605             6,228             33,843             30,748
                                                          -----             -----             ------              ------
                                                         155,594           89,272            313,580             225,726
                                                          -------           ------            -------            -------

Income (loss) from operations                             14,085            20,677            94,557             (3,611)
                                                          ------            ------            ------             ------

OTHER INCOME (EXPENSES):
Interest expense                                          (1,050)           (1,125)           (2,175)            (2,250)
Interest income                                              33                158               154                430
                                                            --                ---               ---                ---
                                                          (1,017)             (967)           (2,021)            (1,820)
                                                          ------              ----              -------            ------

NET INCOME (LOSS)                                         $13,068           $19,710        $92,536,710           $(5,431)
                                                          =======

NET INCOME (LOSS) PER SHARE                               $-                $   .01           $    .03           $   -

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                 3,443,527         3,464,077         3,443,527          3,464,077
                                                          =========         =========         =========          =========









                                         See notes to financial statements






                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                             STATEMENTS OF CASH FLOWS





                                                                                                         Six Months Ended
                                                                                        August 31,
                                                                                  2000            1999
                                                                                  ----            ----
                                                                                 (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $92,536            $ (5,431)
                                                                                -------            ----------
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation                                                                      3,228               2,286
Non-cash compensation                                                              -                 15,000
(Increase) decrease in assets:
Franchise fee receivable                                                           -                 15,000
Inventory                                                                           296               -
Increase in liabilities:
Accounts payable and accrued expenses                                            32,601              22,086
                                                                                 ------             ------
                                                                                 36,125              54,372
                                                                                 ------             ------
Net cash provided by operating activities                                       128,661              48,941
                                                                                 -------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from (to) affiliates                                                        (81,971)           (83,596)
Increase in stockholders' loans                                                   -                  4,400
Decrease in stockholders' loans                                                 (48,775)             -
                                                                                --------              -
Net cash used in financing activities                                          (130,746)           (79,196)
                                                                                --------           -------

NET DECREASE IN CASH                                                             (2,085)           (30,255)

CASH AND CASH EQUIVALENTS,
beginning of period                                                               6,196             43,178
                                                                                  -----              ------

CASH AND CASH EQUIVALENTS,
end of period                                                                     4,111            $12,923
                                                                                 ======           =========










                                         See notes to financial statements

                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                           NOTES TO FINANCIAL STATEMENTS

                                         SIX MONTHS ENDED AUGUST 31, 2000




1.     Basis of Presentation:

       The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial positions, as of August 31, 2000 and the results of operations and statements of cash flows for the six month periods ended August 31, 2000 and 1999. The balance sheet as of February 29, 2000 has been derived from the balance sheet as of that date. The results of operations and cash flows for the six month period ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.


2.     Summary of Significant Accounting Policies:

       a. Income taxes

          As of August 31, 2000, a net operating loss carryforward of approximately $1,280,000 is available through August 31, 2020 to offset future taxable income.

       b. Advertising costs

          Advertising costs are expensed as incurred.


3.     Equipment:

       Equipment, at cost, consists of the following:
                                               August 31,           February 29,
                                                 2000                   2000

       Equipment                        $        8,606        $        8,606
       Transportation equipment                 46,120                46,120
                                                ------                ------
                                                54,726                54,726
       Less accumulated depreciation            42,580                39,352
                                                ------                ------

                                        $       12,146        $       15,374
                                           ==============        ==============

4.     Related Party Transactions:

       The Company has entered into the following transactions with related parties:

       a. The USBL's president, personally, through family members and other entities controlled by the family (the "Meisenheimer Group"), controls approximately 81% of the USBL's common stock and 100% of the Company's preferred stock.

       b. As of August 31, 2000, loans payable to stockholders, including interest, approximated $253,000. As of February 28, 2000, loans payable to stockholders approximated $302,000. Interest rates on these obligations are 6% per annum.

4.     Related Party Transactions:  (Cont'd)

       c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $105,000 and $12,000 for the six months ended August 31, 2000 and 1999, respectively. These revenues include initial franchise fees, continuing franchise fees, advertising, and team management fees.

       d. Consulting fees for the six months ended August 31, 2000 includes $90,000 for consulting services provided by Meisenheimer Capital, Inc.

e. The Company leases its office space from Meisenheimer Capital Real Estate Holdings, Inc., a wholly-owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totaled $15,000 and $6,000 for the six months ended August 31, 2000 and 1999, respectively.

f. During 2000 the Company received 25,550 shares of its common stock, with a fair value approximating $22,400, to reduce the balance due from Meisenheimer Capital, Inc. by an equivalent amount. These shares are included in treasury stock in the accompanying balance sheet as of February 28, 2000.

       g. Amounts included in due to affiliates in the accompanying balance sheets represent advances from and accrued charges due to members of the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.

       h. An officer/shareholder contributed management services to the Company for no consideration. The Company recorded a charge to operations for these services of $15,000 for the six months ended August 31, 1999.

5.     Prepaid Advertising Credits:

       The deferred charge on the balance sheets at February 29, 2000 and August 31, 2000 of $484,062 represents the unused amount of the deferred advertising expense relating to the advertising due bills received as consideration from the sale of franchises through fiscal 2000. These advertising due bills can be traded for various goods and services and they can be assigned, sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credit will be amortized at the time the advertising is utilized. The advertising due bills are recorded at management's estimate of the fair value of the due bills. However, if the Company is unable to realize the recorded value of this asset, a significant reduction in overall equity may result. The due bills expire on December 2001.

6.     Supplementary Cash Flow Information:

       No cash was paid for interest for the six months ended August 31, 2000 or 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

a.     For the Three Months Ended August 31, 2000 and 1999

Results of Operations

Initial franchise fees for the three months ended August 31, 2000 ("August, 2000") were $92,000 as compared to initial franchise fees of $80,000 for the three months ended August 31, 1999 ("August 1999"), an increase of 14% over the corresponding prior year period. Continuing franchise fees increased 67%, from $28,750 to $48,000, for the period ended August, 2000. The increase of both initial franchise fees and continuing franchise fees was due to the increased operating success of some of the franchisees which began to realize increased attendance. Other income included advertising income of $27,000 for the three months ended August 31, 2000. For the comparable period ended August 31, 1999, the Company had not generated any advertising income. The advertising income for August 31, 2000 was derived solely from a related party Spectrum Associates, Inc., which paid for advertising in the League's programs and billboards.

Operating expenses for the three months ended August 31, 2000 were $155,594, as compared to $89,272 for the comparable 1999 period. This increase of 74% includes a consulting fee of $45,000 paid to an affiliated company for management services rendered to the League. The increase was also due to increased referee fees because of additional games played during the League's season. Team expenses, salaries, travel and depreciation remained relatively consistent with the prior period.

Net income for the three months ended August 31, 2000 was $13,068, as compared to $19,710 for the comparable 1999 period. The results were disappointing to the Company and reflected once again that the Company would have to depend on loans and revenue streams from affiliates in order to sustain future operations.

b.     For the Six Months Ended August 31, 2000 and 1999

Initial franchise fees for the six months ended August 31, 2000 ("August, 2000") were $251,000 as compared to initial franchise fees of $150,000 for the six months ended August 31, 1999 ("August 1999"), an increase of 67% over the corresponding prior year period. Continuing franchise fees increased 74%, from $70,659 to $123,000, for the period ended August, 2000. The increase of initial franchise fees was due to the sale of additional franchises during the period. The increase in continuing franchise fees was due to the increased operating success of some of the franchises which began to realize increased attendance, and as such were in a more cash positive position which enabled them to pay annual franchise fees. Other income included advertising income of $27,000 for the six months ended August 31, 2000. For the comparable period ended August 31, 1999, the Company had not generated any advertising income. The advertising income for August 31, 2000 was derived solely from a related party Spectrum Associates, Inc., which paid for advertising in the League's programs and billboards.

Operating expenses for the six months ended August 31, 2000 were $313,580, as compared to $225,726 for the comparable 1999 period. This increase of 39% includes a consulting fee of $90,000 paid to an affiliated company for management services rendered to the League. The increase was also due to increased referee fees because of additional games played during the League's season. Team expenses, salaries, travel and depreciation remained relatively consistent with the prior period.

Net income (loss) for the six months ended August 31, 2000 was $92,536, as compared to ($5,431) for the comparable 1999 period.

A substantial portion of the revenues generated by the Company for the period ended August 31, 2000 were generated from transactions with affiliates, primarily the Meisenheimer family and companies controlled by them. Historically, the Company has relied upon affiliates for loans and revenue generating transactions in order to sustain its operations. Until such time that the Company can generate revenues on a consistent basis independent from affiliates, the Company will remain dependent primarily on affiliates. The Company's ability to generate meaningful independent revenues in the future is based on its ability to sell more franchises and the profitability of its existing franchises. The Company believes that the territory west of the Mississippi may enable it to sell a significant number of franchises because of the recent success of the three franchises in that area and the company intends to concentrate on this geographical area, but there can be no assurance that the Company will be successful. The Company is hopeful that the recent increase in attendance will serve to attract new franchisees and believes that the recent demise of the Continental Basketball League will result in increased attendance for USBL games.

Liquidity and Capital Resources

USBL's working capital deficiency approximated $194,000 as of August 31, 2000, as compared to $290,000 as of February 29, 2000.

The Company's statement of cash flows for the six months ended August 31, 2000 reflects net cash provided by operating activities of $129,000 consisting principally of net income of $92,536 and an increase in accounts payable and accrued expenses of $32,601. The Statement of Cash Flows also reflects net cash used in financing activities of $130,746, consisting of an increase of net amounts due affiliates of $81,971 and a decrease in stockholders' loans of $48,775.

PART II.       OTHER INFORMATION


Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults on Senior Securities

          None

Item 4    Submission of Matters to a Vote of Shareholders

          During the six months ended August 31, 2000, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          There were no reports filed on Form 8-K.

                                                    SIGNATURES



       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED STATES BASKETBALL LEAGUE, INC.
                                          -------------------------------------
                                                        (Registrant)

                                          /s/ Daniel T. Meisenheimer III
                                          -------------------------------------
                                          Daniel T. Meisenheimer III
                                          Chairman and President

                                          /s/ Richard C. Meisenheimer
                                          -------------------------------------
                                          Richard C. Meisenheimer
                                          Vice President, Secretary and Director

Date:  July 24, 2001