Form 10QSB
period 2000-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2001-07-25
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months Ended                                Commission File Number
   November 30, 2000                                         1-15913


                      UNITED STATES BASKETBALL LEAGUE, INC.
                                  46 Quirk Road
                           Milford, Connecticut 06460
                                Tel: 203-877-9501


 Delaware                                                06-1120072
(State of Incorporation)                    (I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes
                                    No    [root]




As of July 15, 2001, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                      UNITED STATES BASKETBALL LEAGUE, INC.


                                      INDEX

                                                                            PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements:

Balance Sheets - November 30, 2000
and February 29, 2000.........................................................3

Statements of Operations for the
Three Months and Nine Months Ended
November 30, 2000 and 1999....................................................4

Consolidated Statement of Cash Flow for the
Nine Months Ended November 30, 2000 and 1999..................................5

Notes to Consolidated Financial Statements...................................6-7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................8-9


PART II.    OTHER INFORMATION.................................................10


                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                                  BALANCE SHEETS




                                                                              November 30,       February 29,
         ASSETS                                                                  2000              2000
                                                                             (unaudited)
CURRENT ASSETS:

   Cash                                                                             26,279             $   6,196
     Due from affiliates                                                           265,966               214,794
     Inventory                                                                      29,534                23,698
     Other current assets                                                              600                   600
         Total current assets                                                      322,379               245,288

EQUIPMENT, net (Note 3)                                                             10,532                15,374

PREPAID ADVERTISING CREDITS (Note 5)                                               292,062               484,062

                                                                             $     624,973         $     744,724

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $     103,990         $      66,471
     Due to affiliates (Note 4)                                                    234,367               166,867
     Loans payable - stockholders (Note 4)                                         171,489               301,564
         Total current liabilities                                                 509,846               534,902

STOCKHOLDERS' EQUITY:  (Note 4)
   Common stock, $0.01 par value, 30,000,000 shares
     authorized; 3,485,502 and 3,483,502 shares issued
     and outstanding, respectively                                                  34,855                34,835
   Preferred stock, $0.01 par value, 2,000,000 shares
     authorized; 1,105,679 shares issued and outstanding                            11,057                11,057

   Additional paid-in capital                                                    2,612,192             2,610,312
     Deficit                                                                    (2,500,523)           (2,403,928)
     Treasury stock, at cost; 39,975 shares                                        (42,454)              (42,454)
         Total stockholders' equity                                                115,127               209,822

                                                                             $     624,973         $     744,724



                                         See notes to financial statements



                                             UNITED STATES BASKETBALL LEAGUE, INC.

                                                   STATEMENTS OF OPERATIONS







                                                                 Three Months Ended                   Nine Months Ended
                                                                    November 30,                        November 30,

                                                                2000              1999              2000               1999
                                                             (unaudited)       (unaudited)       (unaudited)        (unaudited)
REVENUES:
   Initial franchise fees (Note 4)                        $            -    $         5,000   $       251,000    $       155,000
   Continuing franchise fees                                       88,500            38,745           211,500            109,404
   Advertising                                                     20,500             5,000            47,500              5,000
   Other                                                              571             2,215             7,708              3,671
                                                                  109,571            50,960           517,708            273,075

OPERATING EXPENSES:  (Note 4)
   Consulting                                                       9,400            14,500           111,121             26,892
   Team and post season festival expenses                          19,369              5,879           59,466             61,619
   Referee fees                                                        -                300            55,590             39,660
   Advertising                                                      9,961             2,100            22,349             16,221
   Salaries                                                        12,400            20,500            39,600             61,500
   Travel                                                          18,615             8,426            47,468             31,505
   Depreciation                                                     1,614             1,143             4,842              3,429
   Professional                                               fees  1,385             1,300            11,945              8,300
   Asset impairment (Note 5)                                      192,000                -            192,000                 -
   Other general and administrative expenses                       32,455             8,963            66,398             39,711
                                                                  297,199            63,111           610,779            288,837

Income (loss) from operations                                    (187,628)          (12,151)          (93,071)           (15,762)

OTHER INCOME (EXPENSES):
   Interest expense                                                (1,535)           (1,125)           (3,710)            (3,375)
   Interest income                                                     32                72               186                502
                                                                   (1,503)           (1,053)           (3,524)            (2,873)

NET LOSS                                                  $      (189,131)  $       (13,204)  $       (96,595)   $       (18,635)

NET LOSS PER SHARE                                        $         (.05)   $            -        $      (.03)       $      (.01)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                    3,445,527         3,450,600         3,444,159          3,459,617







                                               See notes to financial statements



                                             UNITED STATES BASKETBALL LEAGUE, INC.

                                                   STATEMENTS OF CASH FLOWS







                                                                                                Nine Months Ended
                                                                                                    November 30,

                                                                                                        2000               1999
                                                                                                    (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                     $     (96,595)   $       (18,635)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Prepaid advertising credits                                                                       -                 -
       Depreciation                                                                                     4,842              3,429
       Asset impairment                                                                               192,000                 -
       Non-cash compensation                                                                            1,900             22,500
       (Increase) decrease in assets:
         Franchise fee receivable                                                                           -             15,000
         Inventory                                                                                     (5,836)                -
       Decrease in liabilities:
         Accounts payable and accrued expenses                                                         37,519            (60,110)
                                                                                                      230,425            (19,181)
       Net cash provided by (used in) operating
         activities                                                                                   133,830            (37,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due from (to) affiliates                                                                            16,328            (16,585)
   Increase in stockholders' loans                                                                         -              11,775
   Decrease in stockholders' loans                                                                   (130,075)                -
       Net cash used in financing activities                                                         (113,747)            (4,810)

NET INCREASE (DECREASE) IN CASH                                                                        20,083            (42,626)

CASH AND CASH EQUIVALENTS,
   beginning of period                                                                                  6,196             43,178

CASH AND CASH EQUIVALENTS,
   end of period                                                                                     $ 26,279    $           552










                                                   See notes to financial statements

                                                 5

                      UNITED STATES BASKETBALL LEAGUE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                       NINE MONTHS ENDED NOVEMBER 30, 2000


1.     Basis of Presentation:

The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial positions, as of November 30, 2000 and the results of operations and statements of cash flows for the nine month periods ended November 30, 2000 and 1999. The balance sheet as of February 29, 2000 has been derived from the balance sheet as of that date. The results of operations and cash flows for the nine month period ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.     Summary of Significant Accounting Policies:

       a. Income taxes

As of November 30, 2000, a net operating loss carryforward of approximately $1,470,000 is available through November 30, 2020 to offset future taxable income.

       b. Advertising costs

          Advertising costs are expensed as incurred.

3.     Equipment:

       Equipment, at cost, consists of the following:
                                              Novemberer 30,        February 29,
                                                 2000                   2000

       Equipment                             $   8,606            $    8,606
       Transportation equipment                 46,120                46,120
                                                54,726                54,726
       Less accumulated depreciation            44,374                39,352
                                             $  10,352            $   15,374

4.     Related Party Transactions:

The Company has entered into the following transactions with related parties:

a. The USBL's president, personally, through family members and other entities controlled by the family (the "Meisenheimer Group"), controls approximately 81% of the USBL's common stock and 100% of the Company's preferred stock.

b. As of November 30, 2000, loans payable to stockholders, including interest, approximated $171,000. As of February 28, 2000, loans payable to stockholders approximated $302,000. Interest rates on these obligations are 6% per annum.

4.     Related Party Transactions:  (Cont'd)

c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $145,000 and $32,000 for the nine months ended November 30, 2000 and 1999, respectively. These revenues include initial franchise fees, continuing franchise fees, advertising, and team management fees.

d. Consulting fees for the nine months ended November 30, 2000 includes $90,000 for consulting services provided by Meisenheimer Capital, Inc.

e. The Company leases its office space from Meisenheimer Capital Real Estate Holdings, Inc., a wholly- owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totaled $15,000 and $6,000 for the nine months ended November 30, 2000 and 1999, respectively.

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

h. An officer/shareholder contributed management services to the Company for no consideration. The Company recorded a charge to operations for these services of $22,500 for the nine months ended November 30, 1999.

5.     Prepaid Advertising Credits:

The deferred charge on the balance sheets at February 29, 2000 and November 30, 2000 of $484,062 and $292,062 represents the unused amount of the deferred advertising expense relating to the advertising due bills received as consideration from the sale of franchises through fiscal 2000. These advertising due bills can be traded for various goods and services and they can be assigned, sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credit will be amortized at the time the advertising is utilized. The advertising due bills are recorded at management's estimate of the fair value of the due bills. However, if the Company is unable to realize the recorded value of this asset, a significant reduction in overall equity may result. The due bills expire in December 2001.

During the nine months ended November 30, 2000, the Company adjusted the carrying value of the due bills to their estimated fair value, resulting in noncash impairment losses of $192,000.

6.  Supplementary Cash Flow Information:

No cash was paid for interest for the nine months ended November 30, 2000 or 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a.      For the Three Months Ended November 30, 2000 and 1999

Results of Operations

For the three months ended November 30, 2000 continuing franchise fees for the three months ended November 30, 2000 amounted to $88,500 as compared to $38,745 for the corresponding 1999 period. This represents an increase of 128% over the prior period and was due to the ability of the franchises to pay their annual financial fee payments. Several of the teams enjoyed an increase in attendance which provided available cash to pay the annual franchise fee. Advertising fees were $20,500 for the three months ended November 30, 2000 as compared to $5,000 for the prior comparable period. These advertising fees were generated primarily from an affiliate, Spectrum Associates, Inc., which ran advertisements in League bulletins and brochures. The Company did not generate any significant other income during the period.

Operating expenses for the three months ended November 30, 2000 amounted to $297,199 as compared to operating expenses of $63,111 for the comparable prior period. This increase of $234,088 reflects the recognition of an impairment in the value of the Company's prepaid advertising credits of $192,000. Historically, the Company had been carrying advertising credits which they had received as consideration for franchisees. The Company has not used any significant portion of the credits and for this reason the Company has concluded that it was appropriate to adjust the carrying value of the advertising credits to better reflect their fair value. As a result, the Company presently values these credits at $292,062. The Company has until December 2001 to use these credits. Another significant increase in operating expense was due to an increase of $13,490 in team and post season festival expenses resulting in total expenses of $19,369 for the three months ended November 30, 2000 as compared to $5,879 in the comparable prior period. Ordinarily team and festival expenses are shared by the franchisees with the Company. However, the Company elected to absorb a greater portion of the expenses as a matter of good will. Increases of other expenses comprising operating expense for the period were not material.

b.       For the Nine Months Ended November 30, 2000

For the nine months ended November 30, 2000 continuing franchise fees amounted to $211,500 as compared to $109,404 for the corresponding 1999 period. This represents an increase of 93% over the prior period and was due to the ability of the franchises to pay their annual financial fee payments. Several of the teams enjoyed an increase in attendance which provided available cash to pay the annual franchise fee. Advertising fees were $47,500 for the nine months ended November 30, 2000 as compared to $5,000 for the prior comparable period. These advertising fees were generated primarily from an affiliate, Spectrum Associates, Inc., which ran advertisements in League bulletins and brochures. The Company did not generate any significant other income during the period.

Operating expenses for the nine months ended November 30, 2000 amounted to $610,779 as compared to operating expenses of $288,837 for the comparable prior period. This increase of $321,942 reflects the recognition of an impairment in the value of the Company's prepaid advertising credits of $192,000. Historically, the Company had been carrying advertising credits which they had received as consideration for franchisees. The Company has not used any significant portion of the credits and for this reason the Company has concluded that it was appropriate to adjust the carrying value of the advertising credits to better reflect their fair value. As a result, the Company presently values these credits at $292,062. The Company has until

December 2001 to use these credits. Another significant increase in operating expense was due to an increase of $84,229 in consulting expenses, which reflects a $90,000 consulting fee paid to an affiliated company for management services rendered to the League.

A substantial portion of the revenues generated by the Company for the period ended November 30, 2000 were generated from transactions with affiliates, primarily the Meisenheimer family and companies controlled by them. Historically, the Company has relied upon affiliates for loans and revenue generating transactions in order to sustain its operations. Until such time that the Company can generate revenues on a consistent basis independent from affiliates, the Company will remain dependent primarily on affiliates. The Company's ability to generate meaningful independent revenues in the future is based on its ability to sell more franchises and the profitability of its existing franchises. The Company believes that the territory west of the Mississippi may enable it to sell a significant number of franchises because of the recent success of the three franchises in that area and the company intends to concentrate on this geographical area, but there can be no assurance that the Company will be successful. The Company is hopeful that the recent increase in attendance may serve to attract new franchisees and believes that the recent demise of the Continental Basketball League may also help contribute to increased attendance for USBL games.

Liquidity and Capital Resources

USBL's working capital deficiency approximated $187,000 as of August 31, 2000, as compared to $290,000 as of February 29, 2000.

The Company's statement of cash flows for the nine months ended November 30, 2000 reflects net cash provided by operating activities of $133,830, consisting principally of the net loss of $96,595, offset by a noncash charge for an asset impairment of $192,000 and a decrease in accounts payable and accrued expenses of $37,519. Net cash used in financing activities was $113,747, comprising a decrease in stockholders' loans of $130,747 offset by an increase in net amounts due affiliates of $16,328.

PART II.               OTHER INFORMATION


Item 1   Legal Proceedings

                       None

Item 2   Changes in Securities

                       None

Item 3   Defaults on Senior Securities

                       None

Item 4   Submission of Matters to a Vote of Shareholders

During the nine months ended November 30, 2000, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

                                         UNITED STATES BASKETBALL LEAGUE, INC.
                                                   (Registrant)

                                         /s/ Daniel T. Meisenheimer III
                                         Daniel T. Meisenheimer III
                                         Chairman and President

                                         /s/ Richard C. Meisenheimer
                                         Richard C. Meisenheimer
                                         Vice President, Secretary and Director

Date:  July 24, 2001