Form 10KSB
period 2001-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2001-08-23
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                           450 FIFTH STREET, N.W.
                         WASHINGTON, D.C. 20549

                               Form 10-KSB

                    FOR ANNUAL AND TRANSITION REPORTS
                 PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                [X ] Annual Report Pursuant to Section 13
                 or 15(d) of The Securities Exchange Act
                               of 1934
                For the fiscal year ended February 28, 2001
                                  or
       [ ] Transitional Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934
                For the transition period from to

                    Commission File Number 0-21547

                 UNITED STATES BASKETBALL LEAGUE, INC.
              -------------------------------------
       (Exact Name of registrant as specified in its charter)

 Delaware                                                         06-1120072
 --------                                                         ----------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               Identification No.)

  46 Quirk Road, Milford, Connecticut                               06460
  -----------------------------------                               -----
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code: (203) 877-9508
                                                --------------

Securities registered pursuant to Section 12(b) of the Act:
                  Common Stock - $.01 par value
                 -------------------------------

Securities registered pursuant to Section 12(g) of the Act:

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [     ]               No [  X  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $569,240.

                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         The number of shares of the registrant's Common stock outstanding as of July 15, 2001 was 3,485,502 shares.

         The number of shares of the registrant's Preferred stock outstanding as of July 15, 2001 was 1,105,679 shares.

ITEM I.           DESCRIPTION OF BUSINESS

a)       History

         The United States Basketball League ("USBL", "we" or the "Company") was incorporated in Delaware in May, 1984 as a wholly-owned subsidiary of Meisenheimer Capital , Inc. ("MCI"). MCI was and is a publicly owned company having made a registered public offering of its Common Stock in 1984. Since 1984, MCI has been under the control of the Meisenheimer family consisting of Daniel T. Meisenheimer III, his brother, Richard Meisenheimer, and their father and mother, Daniel Meisenheimer, Jr. and Mary Ellen Meisenheimer. Daniel Meisenheimer, Jr. died in September, 1999. Members of the Meisenheimer family also have a controlling interest in Spectrum Associates, Inc. ("Spectrum"), which has loaned money to us and has engaged in other revenue generating transactions with us.

b)       Operations

         We were incorporated by MCI for the purpose of developing and managing a professional basketball league, the United States Basketball League (the "League"). The League was originally conceived to provide a vehicle for college graduates interested in going professional with an opportunity to improve their skills and to showcase their skills in a professional environment. This would afford the players an opportunity to perhaps be selected by one of the teams comprising the National Basketball Association ("NBA") and to attend summer camp sponsored by that team. Today, players also consist of free agents seeking to join an NBA team. USBL's season (May through July of each year) was specifically designed to afford our League players the chance to participate in the various summer camps run by the teams in the NBA, which summer camps normally start after the end of our season. Since 1984 and up to the present time there have been 125 players from our League who also have been selected to play for teams in the NBA. Additionally, approximately forty-five players were selected each year to play in the Continental Basketball Association ("CBA"), the official developmental league of the NBA; however, this league has now ceased operations.

         Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of thirty- five active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. For the 1999 season (ending in August, 1999) we had thirteen active franchises and two inactive franchises. After the 1999 season, two franchises were canceled for their failure to meet franchise obligations. For our 2000 season, which began in May, 2000, we had eleven active franchises. For the 2001 season, which began on May 30 and ended on July 1, 2001, we had ten active franchises. One franchise active in the 2000 season was terminated for failure to pay its annual franchise fees.

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

         Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high for the 1999 season of 13 franchises. The current active franchises, divided into the Southern, Mid-Atlantic and Northern Divisions, are located in Sarasota, Florida (the Gulf Coast SunDogs); Dodge City, Kansas (the Dodge City Legend); Enid, Oklahoma (the Oklahoma Storm); Fort Myers, Florida (the Florida Sea Dragons);Salina, Kansas (the Kansas Cagerz); Washington, DC (the Washington DC Congressionals); Atlantic City, New Jersey (the Atlantic City Seagulls);Oyster Bay, New York (the Long Island Surf); Lehigh, Pennsylvania (the Pennsylvania ValleyDawgs); and Brooklyn, New York (the Brooklyn Kings). In addition, MCI owns two inactive franchises which pay annual royalty fees.

         At the present time we are offering franchises for $300,000. Our most recent sales of franchises occurred in the 1999 and 2000 seasons and involved the sale of two franchises for $300,000 each. In connection with the sale in the 1999 season we accepted a down payment of $35,000 and agreed to accept equal installment payments of $8,950 a month for 24 months. The first installment payment of $8,950 was originally due on or before January 31, 2001. The franchisee has requested that installment payments commence in September, 2001 and we have agreed. This gave the franchisee the opportunity to preserve capital during the active season. With respect to the sale of the other franchise in the 2000 season, we received a down payment of $80,000 and payments of two installment payments amounting to $70,000. The balance of $100,000 is due in two equal installments payments of $50,000 each, due on July 15, 2001 and July 15, 2002. The franchisee has been unable to pay the July 15 installment and is requesting additional time to pay. The franchisee believes he will be able to pay the $50,000 sometime in September, 2001.

         Prior to the foregoing sales and since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $250,000, our most recent sale. The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises. Because historically most of the franchises have not operated profitably, the asking price was negotiated and in addition we extended highly favorable installment plans. Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated. We believe that today we are in a stronger position and have a greater name recognition and that as a result, we are in a better position to demand and receive the full asking purchase price in future sales.

         During fiscal year ended February 29, 1996 ("Fiscal 1996") we entered into an agreement with American Independent Television Network, Inc. ("AIN"). The agreement provided for the sale of 20 expansion franchises to AIN which were intended to be established west of the Mississippi River. Pursuant to the terms of the agreement, AIN contracted to purchase from us five franchises each year for a total of 20 franchises spread over four years. In exchange for each of the five franchises we received for each year of the four years, 2,000,000 units of negotiable advertising due bills for a total of 8,000,000 units. These due bills are redeemable for television air time which would enable us to have our games televised over the AIN Network, which broadcasts through satellite transmission to approximately 90 cities throughout the United States.

         To date we have only used 300,000 units of negotiable due bills for broadcasting games leaving us with a balance of 7,700,000 unused units. The reason we have not availed ourselves of the additional air time is because we were not able to locate sponsors to sponsor the broadcasting of the games. Since fiscal 1996 we have reduced our valuation of the units and as of February 28, 2001, we valued these units at $100,000 (see "Financial Statements"). These due bills will expire on December 28, 2001. We are currently seeking purchasers for these due bills.

         To date AIN has not activated any of the franchises. Their right to activate any of the franchises will expire in October, 2001. It is our understanding from preliminary communications with representatives of AIN that in all probability AIN will not activate any of the franchises.

         We utilize a standard franchise agreement which is on file in the various states where we offer our franchises. Under this standard franchise agreement, the term of the franchise is for ten (10) years with a right to renew for a similar period. In addition to the initial purchase price of the franchises, franchisees are required to pay an annual royalty fee of $20,000 per year. Currently four of our active franchises are in arrears in their annual royalty fees: all four are in arrears for one year. We have the right to terminate these franchises for failure to pay the annual royalty fee, but in an effort to maintain the continuity of the League we have elected not to do so. In addition and because of our desire to have the League expand, historically, we have from time to time adjusted annual royalty fees in certain situations where the individual franchise has not been operating profitably. Currently there have been no adjustments for the annual royalty fees due us.

         Our franchise agreement also entitles us to receive television revenues on a sharing basis with the teams in connection with the broadcasting of regional or national games. While in the past we have broadcasted on a regional basis, we have not received any significant revenues. We are also entitled to receive a percentage from the sale of team and league merchandise which is directly sold by us, primarily over the Internet. Revenues earned by us from merchandise has also been insignificant. Revenues from the sale by a team of its own merchandise is retained by the selling team. These sales have contributed to the individual team's revenues.

         Our franchise agreements also require us to use our best efforts to obtain sponsorships for each team and the League. Such sponsorships are generally from local or national corporations. The sponsorships which for the last few years have been negligible generally take the form of free basketballs, uniforms, airline tickets and discount accommodations for teams when they travel. The sponsorships generated by us are shared by all of the teams in the League. The individual teams comprising the league are also free to seek sponsorship for their own individual franchise. Some of the teams have been successful in attracting local sponsorships in the form of merchandise and cash and it is these sponsorships that have helped support the ongoing operations of the individual teams. Other teams have not been successful. The success of obtaining sponsorship is generally a function of good attendance and good media exposure. In some instances particular franchises cannot generate any meaningful attendance because of a lack of media exposure.

         The Franchise Agreement requires us to provide scheduling of all games and officiating for all games. We also print a full roster book as well as a weekly newsletter which provides information regarding the League as well as individual players and their personal statistics.

         As previously stated, very few of our franchises have operated profitably. This is primarily due to the fact that attendance and sponsorship has not been sufficient to sustain a team's expenses. We estimate that at the current time annual expenses for each team average about $220,000. At the present time only four franchises are operating profitably. The general lack of marketing by the League and the teams is primarily due to insufficient capital to properly promote and market the League, which has resulted in our inability and the individual team's inability to attract any meaningful sponsorships. As a result, the sale of additional franchises either to maintain a constant number of franchises or to expand the League has historically proven difficult for us.

         From the inception of the League, USBL has generally operated at a loss. This has been due to the poor sale of franchises and the inability of most of the franchises to generate sufficient revenues to pay their respective annual royalty fees. Because of the poor historical record, we have been dependent on loans from the principals and their affiliated companies to defray the cost of operations. See "Related Transactions." Additionally and because of our poor performance for at least the last four years, our auditors have rendered qualified opinions based on their concerns as to our ability to continue as a going concern.

         We do believe that the current mix of franchises is beginning to reflect a greater spectator interest resulting in an increase in attendance. For Fiscal 1999, gross attendance for the entire League was 153,115 attendees which represented an average of 981 attendees per game. The gross attendance for Fiscal 2000 was 162,962-1,044 attendees per game, which represented approximately a 6 1/2 % increase over the previous year. For the fiscal year which ended February 28, 2001, attendance for our entire season (the 2000 season) was 248,222 attendees, 1,513 attendees per game. This represented a 52% increase over Fiscal 2000. For our 2001 season, attendance was only 209,552, 1,352 attendees per game, a decline from the prior season. However, there was one less team. The recent trend of increases in attendance over prior years resulted in increased revenues for each team. We believe that the significant increase in attendance in recent years is a positive factor and could have an effect on the future growth of the League and may aid in the sale of new franchises and enable us to receive our full asking price for franchises.

c)       Employees

         We currently have a staff in excess of 50 people. We have four full-time employees consisting of the chairman and League commissioner, Daniel Meisenheimer III, a director of administration, a director of public relations and a director of operations. The balance, 46 in number, are independent contractors and consist of referees who are paid on a per game basis. From time to time we have also used independent contractors for consulting work.

d)       Future Plans

         We have, as an ultimate goal, the establishment of at least forty (40) franchises throughout the United States, consisting of ten (10) teams in four regional divisions. This would result in regional play-off games and then a final championship series. We are also attempting to develop a formal association with the National Basketball Association ("NBA"). During fiscal 1998, the NBA selected us to handle a pre-draft camp for the Korean Basketball League for which we received a nominal fee. We continue to pursue a relationship with the NBA and during the last six months we have had meetings with representatives from the NBA, but nothing concrete has developed. We believe that a formal association with the NBA would enhance the value of our franchises and attract more significant gate attendance, but there can be no assurances that we will ever be able to develop a formal working relationship.

         Only recently the developmental league for the NBA, the Continental Basketball Association (the"CBA") disbanded. The Company was disappointed recently to learn that the NBA intends to have its own developmental league replace the CBA rather than consider using the USBL as a developmental league. However, and notwithstanding this, the NBA elected not to have its development league season compete with USBL's season. The Company believes that because of the failure of the CBA, USBL might become more dominant. Notwithstanding the lack of a formal relationship, the NBA is well aware that USBL represents a potential pool of qualified players and to date 132 USBL players have graduated to the NBA.

                                   RISK FACTORS

Preliminary Statement

         Only recently USBL filed a registration statement on Form 10-SB. As such, USBL has become a reporting company. In view of this, USBL believes that prospective investors as well as existing shareholders should be aware of the risk factors associated with an investment in USBL.

         Prospective investors as well as Shareholders should be aware that an investment in USBL involves a high degree of risk. Accordingly, you are urged to carefully consider the following Risk Factors as well as all of the other information contained in this Registration Statement and the information contained in the Financial Statements and the notes thereto.

Forward Looking Statements

         When used in this report, the words "may", "will", "expect", "anticipate", "estimate" and "intend" and similar expressions are intended to identify forward looking statement within the meaning of Section 21 E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Prospective investors are forewarned and cautioned that any forward looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within any such forward looking statements.

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

We Have Been Dependent on Loans and Revenues from Affiliates to Sustain Our Operations

         Because our revenues from third parties have been insufficient to sustain our operations, we have been historically dependent on revenues, loans and advances from the Meisenheimer family as well as companies affiliated with the Meisenheimers to assist in financing. If members of the Meisenheimer family elected not to continue to advance loans to us, our operations could be drastically impaired. See, "Description of Business--Dependency on Affiliates."

We Are Dependent on Corporate Sponsorships Which Have Been Negligible

         The financial success of the individual franchises is dependent to a large degree on corporate sponsorship to help defray costs. To date, corporate sponsorship in some cities has been negligible and as a result, some of the franchises have had to absorb expenses which would otherwise have been supported by corporate sponsorship. As a result, profits of some of the franchises have been affected and in many instances some of the franchises have been operating at small losses. Until such time as the League can attract meaningful sponsorship, earnings, if any, of the individual franchises will be impacted.

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

We Lack Sufficient Capital to Promote the League

         In order for the League to become successful, we have to promote the League. Historically and up to the present time, we have lacked sufficient capital to develop a national promotion for the League. Promotion will achieve two objectives: (i) create more fan interest, and (ii) franchise interest. Until such time that we can properly promote the League we do not anticipate any significant change in the overall fan interest, and consequently no significant change in sales of franchises. While attendance has recently improved, it is still rather small. Additionally, interest in franchises has increased, but without real promotional efforts, we do not anticipate any significant increase in franchises.

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

ITEM 2            PROPERTY

USBL rents office space from Meisenheimer Capital Real Estate, Inc., a company wholly owned by MCI. USBL occupies approximately 2,000 square feet of office space in a building which houses other tenants. USBL has a two year lease which expires in December, 2003. USBL paid an annual rent of $29,682 in the year ended February 28, 2001. There are no escalation clauses.

ITEM 3.           LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against the company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to security holders to the fiscal year ended February 28, 2001.

                                       PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The Common Stock traded during calendar years 1998 and 1999 on the NASDAQ SmallCap Market under the symbol "USBL." On May 3, 2000, USBL was delisted from the

SmallCap Market because of the failure to have a registration statement on file with the Securities and Exchange Commission. This Registration Statement on Form 10KSB is being filed to cure the deficiency. Our stock now trades on the over-the-counter market and is quoted in the National Quotation Bureau Pink Sheets. The following is the range of high and low bid information for each quarter for the Company's fiscal years ended February 29, 2000 and February 28, 2001:



                                                        Fiscal 2000
                                                        Closing Bid

                                                 High             Low
First Quarter Ended 5/29/99                      $1.625           $1.125
Second Quarter Ended 8/31/99                     $1.25            $.90625
Third Quarter Ended 11/30/99                     $.9375           $.75
Fourth Quarter Ended 2/29/00                     $1.3125          $.84375


                                                        Fiscal 2001
                                                        Closing Bid

                                                 High             Low
First Quarter Ended 5/31/00                      $1.125           $.50
Second Quarter Ended 8/31/00                     $.86             $.52
Third Quarter Ended 10/30/00                     $1.03            $.61
Fourth Quarter Ended 2/28/01                     $.95             $.75

         The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

         Approximately 450,000 shares of our Common Stock are held by 140 shareholders. The shares held by members of the public were issued by us in connection with a private placement at least ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

         We have not paid any dividends and do not anticipate paying dividends in the future.

         Our Preferred Stock is held by our officers and directors and affiliates. No member of the public holds any Preferred Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS

a)       Results of Operations--February 28, 2001 Compared to February 29, 2000.

         For the year ended February 28, 2001 ("Fiscal 2001") initial franchise fees amounted to $251,000 as compared to $335,000 for the year ended February 29, 2000. This represents a decrease of 25% over the prior period and was due to both the extended payment terms granted by the Company to certain franchises and the sale of fewer franchises. Continuing franchise fees for Fiscal 2001 amounted to $242,500 as compared to $167,404 for Fiscal 2000. This represents an increase of 45% over the prior year and was due to the ability of certain franchises to pay their annual franchise fee payments. The increase in attendance of certain franchises provided those franchises with available cash to meet their obligations. Advertising fees were $57,500 for Fiscal 2001 as compared to $30,603 for Fiscal 2000, an increase of approximately 88% over the prior year. The advertising fees for the most part were generated from an affiliate, Spectrum Associates, Inc., which ran advertisements in league bulletins, programs and brochures.

         Operating expenses for Fiscal 2001 amounted to $831,997 as compared to $516,303 in the prior year, an increase of 61%. The increase reflects the recognition of an impairment in the value of the Company's prepaid advertising credits of $384,062. Historically the Company had been carrying advertising credits which they had received as consideration for the reservation of 20 franchises. The Company has not used any significant portion of the credits and the credits are due to expire in Fiscal 2002. For this reason the Company has concluded that it was appropriate to adjust the carrying value of the advertising credits to better reflect their fair value. As a result, the Company presently values these credits at $100,000 and is actively seeking purchasers for these due bills. Another significant increase in the operating expenses was represented in consulting fees. For Fiscal 2001, consulting fees amounted to $120,229 as compared to $37,486 in Fiscal 2000, resulting in an increase of $82,473. This increase was due to a $90,000 consulting fee paid to MCI, an affiliate, for management services rendered to the League. The management services included the personal services of Daniel Meisenheimer and Richard Meisenheimer who, in addition to managing the League, assisted with efforts in developing the League west of the Mississippi. Additionally, there was a decrease in team and post season festival expenses for Fiscal 2001. That expense was $45,466 as compared to $166,748 for Fiscal 2000, a decrease of $121,282. This decrease resulted from the fact that in Fiscal 2001 the individual teams paid for most of the post season festival costs. Further, the Compamy provided less support to certain financially struggling teams in 2001.

         It is significant to note that with respect to the revenues generated by the Company, affiliates contributed $233,000 in Fiscal 2001 and $208,000 in Fiscal 2000. These revenues included initial franchise fees, continuing franchise fees and advertising fees. Historically, the Company has relied upon affiliates for loans and revenue generating transactions in order to sustain its operations. Until such time that the Company can generate meaningful revenues in a consistent basis independent from affiliates, the Company will remain dependent on affiliates. The Company's ability to generate meaningful independent revenues in the future is based on its ability to sell more franchises. In order to attract prospective franchisees, the existing franchises must first operate at a profit. The Company is doing everything possible to assist existing franchises in developing better gate attendance. In addition, the Company also believes that the territory west of the Mississippi may enable it to sell a significant number of franchises because of the recent success of three new franchises in that area and the Company intends to concentrate on this geographical area, but there can be no assurances that the Company will be successful. The Company is hopeful that the recent increase in attendance may also serve to attract additional franchises and believes that the recent demise of the Continental Basketball League may also contribute to increased attendance for USBL games.

(b)      Results of Operations (Fiscal 2000 Compared to Fiscal 1999)

          Revenues for the fiscal year ended February 29, 2000 ("Fiscal 00") were $553,021 as compared to revenues of $806,552 for the fiscal year ended February 28, 1999 ("Fiscal 99"). Revenues from initial franchise fees decreased by $103,754 or 24%, primarily from the lack of sales of franchises. A total of 2 and 1 new franchises were sold in fiscal 00 and fiscal 1999 respectively. Continuing franchise fees, however, increased $62,225 or 59% as a result of the increased success of some of the USBL franchisees. Advertising income amounted to $30,603 in Fiscal 00 compared to advertising revenue of $112,500 in Fiscal
99. The advertising income received in Fiscal 99 was from a related party, Spectrum, which significantly decreased its level of advertising in Fiscal 2000. Further, other income in Fiscal 1999 reflected a team management fee of $120,000 received from MCI for the Company's assistance in managing MCI's teams. This one-time arrangement did not continue into Fiscal 2000.

         Operating expenses for Fiscal 00 decreased by approximately $479,000 to $516,000 compared to $995,000 in Fiscal 1999. In Fiscal 99, management recorded an allowance of $450,000 for the impairment of its investment in the advertising due bills that have been received in recent years in exchange for franchises. The slight decrease in the remaining operating expenses of approximately $29,000 represent management's continued emphasis on having the Company reduce its operating overhead. The Company recorded a loss on the impairment of certain investments it has held in common stocks in the amount of approximately $20,000. This represents management's recognition of a permanent impairment in the value of these investments.

         The net income for Fiscal 00 amounted to $14,888, as compared to net loss of $190,965 for Fiscal 99. The change from the previous year's loss is primarily attributable to the allowance for the impairment in the value of the advertising credits amounting to $450,000 in Fiscal 99. This reduction was partially offset by decreased total revenue of $253,531, in Fiscal 99 as compared to Fiscal 00.

Liquidity and Capital Resources

         USBL's working capital deficit approximated $74,000 as of February 28, 2001.

         The Company's Statement of Cash Flows for Fiscal 2001 reflects net cash provided by operating activities of $118,155, consisting of the net loss of $276,937 offset by a non-cash charge for an asset impairment of $384,062 (the write down of the advertising credits). Net cash used in financing activities was $123,764, comprising decreases in stockholders' loans of $31,500 and net amounts due affiliates of $92,264.

         As discussed in the Results of Operations, the Company's current liquidity needs are dependent upon revenues and loans from affilates.

ITEM 7.           FINANCIAL STATEMENTS

         The Financial Statements appear after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants nor were there any disagreements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS--COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons served as our directors and executive officers for the fiscal year ending February 28, 2001:

Name                               Age               Position

Daniel T. Meisenheimer III    50            Chairman of the Board and President

Richard C. Meisenheimer       47           Chief Financial Officer and Director

Background of Executive Officers and Directors

Daniel T. Meisenheimer III ("Mr. Meisenheimer III") has been Chairman of the Board and President of the Company since its inception in 1984. Mr. Meisenheimer III has also been the Chairman of the Board and President of MCI, USBL's parent, since 1983 and occupies the same positions in Cadcom, Inc. and Meisenheimer Capital Real Estate Holdings, Inc. ("MCR"), the other subsidiaries of MCI. Mr. Meisenheimer III is also a shareholder and director of Synercom, Inc. ("Synercom"), a Meisenheimer family-owned holding company which owns Spectrum Associates, Inc., a shareholder of USBL and which company has loaned USBL funds.

Richard C. Meisenheimer ("R. Meisenheimer"), brother of Mr. Meisenheimer III, has acted as Chief Financial Officer and a Director of USBL since the inception of the business in 1983. R. Meisenheimer has also been associated with Spectrum Associates, Inc. since 1976 and is now the President of that Company. Spectrum owns 37.7% of USBL Preferred Stock and 6.7 % of USBL Common Stock. Spectrum is the main customer of Cadcom, MCI's other subsidiary.

Section 16(a) Compliance

         The Company's registration statement on Form 10-SB became effective on July 30, 2000. Mr. Daniel Meisenheimer, III, Richard Meisenheimer, Mary Ellen Meisenheimer and Spectrum were thereafter required to file ownership reports on Form 3 and Form 5. These reports were not filed with the Securities and Exchange Commission until July 17, 2001. accordingly, the aforesaid individuals were delinquent in filing their respective ownership reports. However, there was no disposition of any common stock held by them.

ITEM 10.          EXECUTIVE COMPENSATION

         For many years our only two officers, D. Meisenheimer III and Richard Meisenheimer, have not received or taken any salaries from USBL. However, in September, 1995, our Board of Directors adopted an option program reserving for each officer 200,000 options exercisable at a price equal to the closing bid price on the date of grant. In August, 1996, the directors with the consent of the two officers elected to rescind the option program. No options were awarded under the Plan.

         There are no formal employment agreements between Daniel Meisenheimer III and Richard Meisenheimer and they have not been paid any salary for the last three years. MCI, of which both Daniel Meisenheimer III and Richard Meisenheimer are also senior officers, did receive management fees of $90,000 during the year ended February 28, 2001 as consideration for the services provided by Daniel Meisenheimer and Richard Meisenheimer. Neither Daniel Meisenheimer III nor Richard Meisenheimer have received any salary from MCI for the last three years. In Fiscal 2000 and Fiscal 1999, Daniel Meisenheimer III and Richard Meisenheimer have rendered management services to us for no consideration. For accounting purposes we have elected to recognize a charge to our operations of $30,000 of management fees for each of the years ended February 29, 2000 and February 28, 1999. See "Financial Statements." The increase in management fees in Fiscal 2001 reflects additional efforts and services required in developing the League west of the Mississippi.

         The following table reflects the salaries received by D. Meisenheimer III and R. Meisenheimer for the fiscal years ended February 28, 2001, February 29, 2000, and February 28, 1999:


                               SUMMARY COMPENSATION TABLE

                                                                                              Long Term Compensation

                                                   Annual Compensation                 Awards             Payouts

                 (a)                     (b)         (c)          (d)         (e)          (f)          (g)          (h)         (i)
                                                                                           Re-
                                                                           Other      stricted    Securities
                                                                          Annual       Stock     Underlying       LTIP     All Other
                                                                          Compen-      Awarded     Options/      Payouts     Compen-
Name and Principal Position             Year      Salary($)    Bonus($) sation ($)      ($)       SARs (#)        ($)     sation ($)
---------------------------             ----      ---------    -------- ----------     -----      --------       -----    ----------

Daniel T. Meisenheimer III              2001         -0-          -0-         -0-        -0-          -0-          -0-         -0-
                                        2000         -0-          -0-         -0-        -0-          -0-          -0-         -0-
                                        1999         -0-          -0-         -0-        -0-          -0-          -0-         -0-
Richard C. Meisenheimer                 2001         -0-          -0-         -0-        -0-          -0-          -0-         -0-
Chief Financial Officer & Vice
President
                                        2000         -0-          -0-         -0-        -0-          -0-          -0-         -0-
                                        1999         -0-          -0-         -0-        -0-          -0-          -0-         -0-

There were no option/SAR grants or exercises in last fiscal year.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

         We have 30,000,000 shares of authorized Common Stock, of which 3,485,502 shares are currently issued and outstanding. We also have 2,000,000 authorized shares of Convertible Preferred Stock, of which 1,105,679 shares are currently issued and outstanding.

         The following table sets forth certain information as of July 31, 2001 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent ; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.


                                                     Amount and Nature of                    Approximate
Name and Address of Beneficial Owner                 Beneficial Ownership                    Percent of Class
------------------------------------                 --------------------                    ----------------
Daniel T. Meisenheimer III (1)                       143,998 Preferred Stock (1)             13.0%
c/o The United States Basketball League              437,400 Common Stock                    12.7%
46 Quirk Road
Milford, CT 06460

Estate of Daniel T. Meisenheimer, Jr.(2)             182,723 Preferred Stock                 16.5%
c/o Spectrum Associates                              12,000 Common Stock                     -0-
440 New Haven Avenue
Milford, CT 06460

Richard C. Meisenheimer(3)                           142,285 Preferred Stock                 12.9%
884 Robert Treat Ext.                                5,000 Common Stock                      -0-
Orange, CT 06477

Meisenheimer Capital Corp.                           140,000 Preferred Stock                 12.7%
46 Quirk Road                                        2,095,000 Common Stock                  60.8%
Milford, CT 06460
Spectrum Associates, Inc. (4)                        376,673 Preferred Stock                 34.1%
440 New Haven Avenue                                 231,857 Common Stock                    6.7%
Milford, CT 06460

All Officers and Directors as a Group                286,283 Preferred Stock                 25.9%
                                                     442,400 Common Stock                    12.8%
-------------------------

(1) Includes 20,000 shares of Preferred Stock held by Mr. Meisenheimer III for the benefit of his two minor children.

(2) Mr. Meisenheimer Jr., who died in September, 1999, bequeathed his stock to his wife, Mary Ellen Meisenheimer.

(3) Richard Meisenheimer, an officer and director of USBL, i also the President of Spectrum Associates, Inc., which owns both Preferred and Common Stock as set forth herein.

(4) Between the various members of the Meisenheimer family and an affiliated company, Spectrum Associates, Inc., the Meisenheimers effectively control 77% of the outstanding Preferred Stock and 20% of the outstanding Common Stock. Including the ownership of MCI by the Meisenheimer family, they effectively control 81% of the outstanding Common Stock of USBL. No public shareholders own any Preferred Stock of USBL (see "Description of Securities").

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a) Loans

               For at least the last ten years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 28, 2001 (Fiscal 2001), USBL was indebted to the principals or their affiliated companies in the principal sum of $406,931, which includes accrued interest at six percent (6%) per annum of $41,538. All of the outstanding debt is payable upon demand. Of the foregoing amount, Spectrum is owed the principal sum of $39,867, including accrued interest of $8,615. The principals (D. Meisenheimer III, R. Meisenheimer and the Estate of Daniel T. Meisenheimer, Jr.) are owed $237,141 plus accrued interest of $32,923. The remainder of $106,000 is due from USBL to Meisenheimer Capital Real Estate Holdings, Inc., another subsidiary of MCI. See "Financial Information."

 b) Dependency on Affiliates

               Over the years we have received a material amount of revenues from affiliated persons or entities. and whether each Claimant continues to own or has sold those shares, and if sold, at what price, During the years ended February 28, 2001 and February 28, 2000, initial and continuing franchise fees from companies controlled by the Meisenheimer family, including Meisenheimer Capital and Spectrum Associates, approximated $174,000 and $183,000, respectively.

               In addition, Spectrum has purchased advertising from us in the form of arena signage, TV commercials, tickets, and program and year book advertising space. For the years ended February 28, 2001 and February 29, 2000, we earned advertising fees of $57,500 and $25,500, respectively, from Spectrum.

ITEM 12           EXHIBITS AND REPORTS ON FORM 8-K

a)  Financial Statements (2001 and 2000)

(1) Independent Auditor's Report.

(2) Balance Sheet for USBL as of February 28, 2001.

(3) Statements of Operations for USBL for Years Ended February 28, 2001 and February 29, 2000.

(4) Statement of Stockholders' Equity for Years Ended February
    28, 2001 and February 29, 2000.

(5) Statements of Cash Flows for Years Ended February 28, 2001 and February 29, 2000.

(6) Notes to Financial Statements for Two Years Ended February 28, 2001.

b)       Exhibits

*3(i)    Certificate of Incorporation (May 29, 1984)

*3(i)a   Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b   Amended Certificate of Incorporation (March 5, 1986)

*3(i)c   Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d   Amended Certificate of Incorporation (June 30, 1995)

*3(i)e   Amended Certificate of Incorporation (January 12, 1996)

*3(i)f   Certificate of Renewal (June 23, 1995)

*3(i)g   Certificate of Renewal (May 22, 2000)

*3.9     By-Laws of USBL

*3.10    Amended By-Laws

*Filed with Form 10SBA and amendments thereto.

+10.1 Lease between Meisenheimer Capital Real Estate Holdings,
               Inc.. and USBL(3)

+10.2 Standard Franchise Agreement of USBL(4)

+10.3 Agreement between USBL and Topaz Selections Ltd for Barter
      Transactions for Acquisition of Advertising Due Bills in Exchange
      for Franchises (5)
--------------------
+Registrant, when it filed its Form 10SB incorporated by reference the foregoing exhibits from a filing made by Meisenheimer Capital, Inc. Registrant was advised by the Commission's Staff that Registrant could not incorporate from a filing of another registrant, and accordingly the above exhibits are now filed herewith.

c)       Reports

There were no reports filed on From 8-K

                                                    SIGNATURES


                  In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     /S/  UNITED STATES BASKETBALL LEAGUE, INC.
                                   ---------------------------------------------
                                          Registrant

                                    By:   /S/  Daniel T. Meisenheimer, III
                                   ---------------------------------------------
                                   Daniel T. Meisenheimer, III, Chief Executive
                                   Officer


Date:  August 17, 2001

                       UNITED STATES BASKETBALL LEAGUE, INC.

                      REPORT ON AUDITS OF FINANCIAL STATEMENTS

                       TWO YEARS ENDED FEBRUARY 28, 2001

                       UNITED STATES BASKETBALL LEAGUE, INC.

                     REPORT ON AUDITS OF FINANCIAL STATEMENTS

                        TWO YEARS ENDED FEBRUARY 28, 2001




                                   CONTENTS

                                                                           Page
FINANCIAL STATEMENTS:

   Independent auditors' report                                            F-1

   Balance sheet                                                           F-2

   Statements of operations                                                F-3

   Statement of stockholders' equity (deficiency)                          F-4

   Statements of cash flows                                                F-5

   Notes to financial statements                                     F-6 -- F-10

                        Independent Auditors' Report


Board of Directors
United States Basketball League, Inc.
Milford, Connecticut

We have audited the balance sheet of United States Basketball League, Inc. as of February 28, 2001 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Basketball League, Inc. as of February 28, 2001 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                               /s/ Holtz Rubenstein & Co., LLP
                                               Holtz Rubenstein & Co., LLP



Melville, New York
June 13, 2001

                         UNITED STATES BASKETBALL LEAGUE, INC.

                                   BALANCE SHEET

                                 FEBRUARY 28, 2001






         ASSETS

CURRENT ASSETS:
   Cash                                                       $           587
   Due from affiliates                                                277,058
   Inventory                                                           29,534
   Prepaid advertising credits (Note 5)                               100,000
   Other current assets                                                   600
       Total current assets                                           407,779

EQUIPMENT, net (Note 3)                                                 8,918

                                                                $     416,697
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                        $      74,981
   Due to affiliates (Note 4)                                         136,867
   Loans payable - stockholders (Note 4)                              270,064
       Total current liabilities                                      481,912

STOCKHOLDERS' DEFICIENCY: (Notes 4, 5 and 6)
   Common stock, $0.01 par value, 30,000,000 shares
     authorized; 3,485,502 shares issued and outstanding               34,855
   Preferred stock, $0.01 par value, 2,000,000 shares
     authorized; 1,105,679 shares issued and outstanding               11,057
   Additional paid-in capital                                       2,612,192
   Deficit                                                         (2,680,865)
   Treasury stock, at cost; 39,975 shares                             (42,454)
       Total stockholders' deficiency                                 (65,215)

                                                                $     416,697



                                         See notes to financial statements

                         UNITED STATES BASKETBALL LEAGUE, INC.

                            STATEMENTS OF OPERATIONS


                                                          Years Ended
                                               February 28,         February 29,
                                                   2001                2000
REVENUES (Note 4):
   Initial franchise fees                   $     251,000      $      335,000
   Continuing franchise fees                      242,500             167,404
   Advertising                                     57,500              30,603
   Other (Note 9)                                  12,450              20,014

                                                  563,450             553,021

OPERATING EXPENSES (Notes 4 and 5):
   Consulting                                     120,229              37,486
   Team and post season festival expenses          45,466             166,748
   Referee fees                                    55,690              39,635
   Advertising                                     20,034              43,137
   Salaries                                        50,000              98,183
   Travel                                          54,692              24,730
   Depreciation                                     6,456               6,455
   Professional fees                                9,795              10,534
   Asset impairment                               384,062                  -
   Other                                           85,573              89,395
                                                  831,997             516,303

(Loss) income from operations                    (268,547)             36,718

OTHER INCOME: (EXPENSES)
   Loss on impairment of investments                 -                (20,420)
   Interest expense                                 8,600              (4,500)
   Interest income                                   (210)                541
   Other                                              -                 2,549
                                                    8,390             (21,830)

NET (LOSS) INCOME                              $ (276,937)     $       14,888

NET (LOSS) INCOME PER SHARE                  $       (.08)      $         -

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    3,444,519           3,455,425





                                 See notes to financial statements

                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                (Notes 5, 7 and 8)






                            Common Stock          Preferred Stock     Additional                      Treasury         Total
                             Shares                Shares              Paid-in                          Stock       Stockholders'
                          Outstanding  Amount    Outstanding Amount     Capital      Deficit   Shares   Amount   Equity (Deficiency)

Balance, March 1, 1999    3,478,502 $  34,785    1,105,679 $11,057    $2,576,112 $ (2,418,816) 14,425 $(20,098)    $  183,040

Common stock issued for
services                      5,000        50       -         -            4,200       -         -        -             4,250

Contributed services           -           -        -         -           30,000       -         -        -            30,000

Acquisition of treasury
stock                          -           -        -         -               -       25,550  25,550  (22,356)       (22,356)

Net income                     -           -        -         -               -       14,888     -       -            14,888

Balance, February 29, 2000 3,483,502   34,835    1,105,679  11,057     2,610,312  (2,403,928) 39,975  (42,454)       209,822

Common stock issued for
services                       2,000       20        -         -           1,880        -        -        -             1,900

Net loss                         -         -         -         -             -      (276,937)    -        -          (276,937)

Balance, February 28, 2001 3,485,502 $ 34,855    1,105,679 $11,057   $ 2,612,199 $(2,680,865) 39,975 $(42,454)    $   (65,215)






                                         See notes to financial statements

                               UNITED STATES BASKETBALL LEAGUE, INC.

                                   STATEMENTS OF CASH FLOWS






                                                          Years Ended
                                               February 28,         February 29,
                                                  2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                         $  (276,937)       $     14,888
   Adjustments to reconcile net (loss)
   income to net cash provided by (used in)
   operating activities:
      Depreciation                                 6,456               6,455
       Asset impairment                          384,062              20,420
       Gain on disposal of asset                     -                (2,549)
       Non-cash revenue                              -                (5,103)
       Non-cash compensation                       1,900              34,250
       (Increase) decrease in assets:
         Franchise fee receivable                    -                15,000
         Inventory                                (5,836)                (95)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses     8,510             (83,592)
                                                 395,092             (15,214)
       Net cash provided by (used in) operating
       activities                                118,155                (326)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             -                (14,323)
       Net cash used in investing activities        -                (14,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due from (to) affiliates                      (92,264)           (142,920)
   Increase in stockholders' loans                   -               120,587
   Decrease in stockholders' loans               (31,500)                 -
       Net cash used in financing activities    (123,764)            (22,333)

NET DECREASE IN CASH                              (5,609)            (36,982)

CASH AND CASH EQUIVALENTS, beginning of year       6,196              43,178

CASH AND CASH EQUIVALENTS, end of year       $       587        $      6,196









                                         See notes to financial statements

                         UNITED STATES BASKETBALL LEAGUE, INC.

                            NOTES TO FINANCIAL STATEMENTS

                          TWO YEARS ENDED FEBRUARY 28, 2001



1.     Description of Business and Basis of Presentation:

 The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the eastern part of the United States.

 The Company has incurred an accumulated deficit of approximately $2,681,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (Notes 4 and 5) create an uncertainty as to the USBL's ability to continue as a going concern.

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

       c. Depreciation and amortization expense

Depreciation is computed using the straight-line method over an asset's estimated useful life.

       d. Revenue recognition

The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions is recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. As described more fully in Note 7, management recorded the advertising due bills received in exchange for initial franchise fees based upon the value of the franchises sold. The offering price of a new franchise at February 28, 2001 was $300,000.

       d. Revenue recognition  (cont'd)

The Company generates advertising revenue from fees for area signage, tickets, and program and year book advertising space. Advertising revenue is recognized at the time the advertising space is made available to the user.

Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which are generated on the Company's web site, are recorded upon shipment of the order. Essentially all orders are paid by credit card.

       e. Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $660,000) resulting from the net operating loss carryforward.

As of February 28, 2001, a net operating loss carryforward of approximately $1,650,000 is available through February 28, 2020 to offset future taxable income.

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

       g. Advertising costs

Advertising costs are expensed as incurred and were approximately $20,000 and $43,000 for the years ended February 28, 2001 and February 29, 2000, respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standards market price of air time available to third party entities.

       h. Stock-based compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

i.       Earnings (loss) per share

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

       j. Investment in marketable securities

Investments in debt and equity securities are designated as trading, held-to-maturity or available-for-sale. Management considers the Company's marketable securities, consisting principally of public equity securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

During the year ended February 29, 2000, the Company recorded a charge to operations of $20,420 in connection with an other than temporary decline in the value of marketable securities. The carrying value of these securities is $0 of February 28, 2001.

       k. Referee fees

The Company's principal obligation under the franchise agreements is to provide referees for the league.

3.     Equipment:

       Equipment, at cost, consists of the following at February 28, 2001:

       Equipment                                            $      8,606
       Transportation equipment                                   46,120
                                                                  54,726
       Less accumulated depreciation                              45,808

                                                             $     8,918


4.     Related Party Transactions:

The Company has entered into the following transactions with related parties:

a. The USBL's president, personally, through family members and other entities controlled by the family (the "Meisenheimer Group"), controls approximately 81% of the USBL's common stock and 100% of the Company's preferred stock.

b. As of February 28, 2001, loans payable to stockholders, including interest, approximated $270,000. Interest rates on these obligations are 6% per annum.

c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group approximating $233,000 in 2001 and $208,000 in 2000, respectively. These revenues include initial franchise fees, continuing franchise fees, and advertising fees.

d. Consulting fees for the year ended February 28, 2001 included $90,000 for consulting services provided by Meisenheimer Capital, Inc. ("MCI"). No consulting fees to MCI were incurred in 2000.

e. The Company leases its office space from Meisenheimer Capital Real Estate Holdings, Inc., ("MCREH") a wholly-owned subsidiary of MCI. Rent expense on this operating lease approximated $30,000 and $12,000 for the years ended February 28, 2001 and February 28, 2000, respectively. In December 2000 the Company entered into a two year lease extension with MCREH, which provides for monthly lease payments of $2,500.

f. During 2000 the Company received 25,550 shares of its common stock, with a fair value approximating $22,400, to reduce the balance due from MCI by an equivalent amount. These shares are included in treasury stock in the accompanying balance sheet as of February 28, 2001.

g. Amounts included in due to affiliates in the accompanying balance sheets represent advances from and accrued charges due to members of the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.

h. An officer/shareholder contributed management services to the Company for no consideration. The Company recorded a charge to operations for these services of $30,000 for the year ended February 29, 2000.

5.     Non-Cash Transactions:

The USBL entered into the following non-cash transactions during the fiscal year ended February 28, 2001:

o The Company received $132,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees.

The USBL entered into the following non-cash transactions during the fiscal year ended February 29, 2000:

o The Company recognized advertising income in exchange for merchandise valued at $5,100 during fiscal year ended February 28, 2000.

o The Company received $105,000 of consulting services and promotional services, in lieu of cash, as consideration for franchise fees.

The deferred charge on the balance sheet at February 28, 2001 of $100,000 represents the unused amount of the deferred advertising expense relating to the advertising due bills earned through fiscal 2001. These advertising due bills can be traded for various goods and services and they can be assigned, sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credit will be amortized at the time the advertising is utilized. The advertising due bills are recorded at management's estimate of the fair value of the due bills. However, if the Company is unable to realize the recorded value of this asset, a significant reduction in overall equity may result. The due bills expire in December 2001.

During the year ended February 28, 2001, the Company adjusted the carrying value of the due bills to their estimated fair value, resulting in a noncash impairment loss of approximately $384,000.

6.     Stockholders' Equity:

       a. Capitalization

The Company's authorized capital consists of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock. All stock has a $.01 par value. Each share of common stock has one vote, and each share of preferred stock has five votes and is entitled to a 2% non-cumulative annual dividend.

       b. Treasury stock

As of February 28, 2001, the Company has acquired 39,975 shares of its own stock, valued at approximately $42,400, in order to facilitate compensatory stock grants to employees. These shares are considered treasury and have been valued at cost.

       c. Stock/warrant issuances

During the years ended February 28, 2001 and February 29, 2000, the Company granted 2000 shares (valued at $1,900) and 5,000 shares (valued at $4,250) of common stock, respectively, to employees for services. The value of these shares was charged to operations in the years of issuance.

       d. Stock/warrants

The Company provided each of its two officers options to purchase 20,000 shares annually. These options were granted on the first of each year and have an exercise price equal to the fair market value on the date of grant. These options expire January 2006 or nine months after the retirement of the officer. There are 40,000 such options outstanding as of February 28, 2001. This Plan was terminated during the fiscal year ended February 28, 1998.

7.     Supplementary Cash Flow Information:

No cash was paid for interest for the years ended February 28, 2001 and February 29, 2000.

During the year ended February 28, 2001, the Company incurred a $384,062 noncash charge to operations in connection with an impairment loss on advertising due bills.

8.     Fair Value of Financial Instruments:

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

9.     Other Revenues:

Other revenues consist principally of souvenir sales and miscellaneous fees charged to team owners.