Form 10QSB
period 2001-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2001-10-24
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549


                             FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                             Commission File Number
      May 31, 2001                                           1-15913


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


As of May 31, 2001, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                    UNITED STATES BASKETBALL LEAGUE, INC.

                                 INDEX

                                                                          PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements:

     Balance Sheets - May 31, 2001
     and February 28, 2001.............................................3

     Statements of Operations for the
     Three Months Ended May 31, 2001 and 2000..........................4

     Statement of Stockholders' Deficiency ............................5

     Consolidated Statement of Cash Flows for the
     Three Months Ended May 31, 2001 and 2000 .........................6

     Notes to Consolidated Financial Statements........................7-9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............10


PART II.  OTHER INFORMATION...........................................11

                      UNITED STATES BASKETBALL LEAGUE, INC.
                               BALANCE SHEETS

                                           May 31,                February 28,
                                           2001                        2001
                                            --------------------------------
ASSETS                                               (Unaudited)

CURRENT ASSETS:
         Cash                   $             3,049            $           587
         Due from affiliates                283,443                    277,058
         Inventory                           29,534                     29,534
         Prepaid Advertising Credits        100,000                    100,000
         Other current assets                   600                        600
                                          ----------             --------------
                  Total current assets      416,626                    407,779

EQUIPMENT, net                                7,304                      8,918
                                         -----------             --------------

                                     $      423,930              $     416,697
                                         =============           ==============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Accounts payable and
           accrued expenses          $       75,951             $      74,981
         Due to affiliates                  161,867                   136,867
         Loans payable - stockholders       266,814                   270,064
                                         --------------            -------------
            Total current liabilities       504,632                   481,912
                                         --------------            -------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.01 par value 30,000,000
  shares authorized; 3,485,502 shares
   issued and outstanding                    34,855                   34,855
  Preferred stock $0.01 par value
   2,000,000 shares authorized;
   1,105,679 shares issued and
   outstanding                               11,057                   11,057
  Additional paid-in-capital              2,612,192                2,612,192
    Deficit                              (2,696,352)              (2,680,865)
    Treasury stock, at cost;
    39,975 shares                           (42,454)                (42,454)
                                      -----------------            ------------
  Total stockholders' deficiency            (80,702)                (65,215)
                                      -----------------         ---------------

                                    $       423,930           $     416,697
                                       ================         ===============

                      See notes to financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (Unaudited)

                                               Three Months Ended
                                       May 31,                    May 31,
                                       2001                         2000

REVENUES:
   Initial franchise fees    $         70,000           $        159,000
   Continuing franchise fees           50,000                     75,000
   Sponsorship/Advertising             35,000                       -0-
   Other                                2,469                      4,458
                                     --------                    -------
                                      157,469                    238,458
                                     ---------                   -------

OPERATING EXPENSES:
   Consulting                          52,431                     51,185
   Team expenses                       32,716                     18,605
   Advertising                         20,317                      7,855
   Salaries                            12,000                     14,000
   Travel                              10,196                     12,914
   Depreciation                         1,614                      1,614
   Professional fees                    2,455                      5,110

   Other                               39,889                     46,703
                                    ----------                 ---------
                                       171,618                   157,986
                                     ---------                  --------

(Loss) Income from operations          (14,149)                   80,472
                                     ----------                ----------

OTHER INCOME (EXPENSES):
   Interest expense                     (1,350)                   (1,125)

   Interest income                          12                       121
                                    ------------              -----------
                                        (1,338)                   (1,004)

NET (LOSS) INCOME                      (15,487)        $          79,468
                                     ===========               ===========
INCOME PER SHARE                     $     -           $             .02
                                     ===========               ===========

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                     3,445,527               3,443,527
                                     ===========               ===========




                          See notes to financial statements




                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                       STATEMENT OF STOCKHOLDERS' DEFICIENCY



                     Common Stock              Preferred Stock    Additional                          Total
                  Shares                   Shares                  Paid-in               Treasury  Stockholders'
                  Outstanding     Amount  Outstanding    Amount    Capital      Deficit   Stock      Deficiency

Balance
March 1, 2001     3,485,502      $34,855   1,105,679    $11,057   $2,612,192 $(2,680,865) $(42,454)   $(65,215)

Net Loss             -                -       -              -       -           (15,487)    -         (15,487)

Balance,
May 31, 2001      3,485,502      $34,855   1,105,679    $11,057   $2,612,192 $(2,696,352) $(42,454)   $(80,702)
                  =========      =======   =========    =======   ==========  ===========  =======     ========







                               See notes to financial statements

                          UNITED STATES BASKETBALL LEAGUE, INC.
                          -------------------------------------

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                               ------------------------
                                    (Unaudited)

                                                       Three Months Ended
                                                  May 31,                May 31,
                                                  2001                    2000
                                                  ----------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) Income                     $     (15,487)      $       79,468
                                               ------------        ------------
    Adjustments to reconcile net (loss)
     income to net cash provided by
     (used in) operating activities:
    Depreciation                                  1,614                1,614
    Decrease in assets:
     Inventory                                       -                   781
    Increase in liabilities:
    Accounts payable and accrued expenses           970               13,373
                                               -------------         --------
                                                  2,584                15,768
                                               -------------          -------
    Net cash (used in) provided by
     operating activities                       (12,903)               95,236
                                               -------------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease (increase) due from (to)
          affiliates                             18,615              (50,294)
         (Decrease) in stockholders' loans       (3,250)             (49,375)
                                               -------------        ---------
Net cash provided by (used in) financing
  activities                                     15,365              (99,669)
                                                -----------          --------

NET INCREASE (DECREASE) IN CASH                   2,462               (4,433)

CASH AND CASH EQUIVALENTS, beginning
  of period                                         587                6,196
                                              -------------          ---------

CASH AND CASH EQUIVALENTS, end of period   $      3,049         $      1,763
                                              =============          =========




                     See notes to financial statements

                    UNITED STATES BASKETBALL LEAGUE, INC.
                   -------------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MAY 31, 2001
                      -------------------------------



1)       Description of Business and Basis of Presentation:
         -------------------------------------------------

The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

The Company has incurred an accumulated deficit of approximately $2,696,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 4 and 5) create an uncertainty as to the USBL's ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises, however, there can be no assurance that the USBL will be successful in accomplishing its objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the USBL to unable to continue as a going concern.

2)       Summary of Significant Accounting Policies:
         ------------------------------------------

         a.       Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets (approximating $525,000) resulting from the net operating loss carryforward.

As of May 31, 2001, a net operating loss carryforward of approximately $1,665,000 is available through May 31, 2020 to offset future taxable income.

         b.       Advertising costs

Advertising costs are expensed as incurred and were approximately $20,300 and $7,900 for the three months ended May 31, 2001 and May 31, 2000 respectively.

2.       Summary of Significant Accounting Policies: (Cont'd)
         ------------------------------------------

         c.       Earnings (loss) per share
                  -----------------------------------

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

3.       Equipment:
         ---------

         Equipment, at cost, consists of the following

                                         May 31,                   February 28,
                                          2001                          2001
                                        -------                       -------
                                      (Unaudited)

Equipment                                $ 8,606                   $  8,606
Transportation equipment                  46,120                     46,120
                                          ------                   --------
                                          54,726                     54,726
Less accumulated depreciation             47,422                     45,808
                                          ------                    -------

                                         $ 7,304                   $  8,918
                                         -------                   --------
4.       Related Party Transactions:
         --------------------------

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

The Company is a majority-owned subsidiary (60.6%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. Is an entity in the Meisenheimer Group.

b. As of May 31, 2001, loans payable to stockholders, including interest, approximated $267,000. As of February 28, 2001, loans payable to stockholders approximated $270,000. Interest rates on these obligations are 6% per annum.

         --------------------------

c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $70,000 and $65,000 for the three months ended May 31, 2001 and May 31, 2000 respectively.

d. The Company leases its office from Meisenheimer Capital Real Estate Holdings, Inc., a wholly-owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totaled $7,500 for the three months ended May 31, 2001 and May 31, 2000.


5.       Non-Cash Transactions:
         ---------------------

The Company receives consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise and advertising fees. The value of this consideration approximated $65,000 and $- for the three months ended May 31, 2001 and 2000, respectively.

The deferred charge on the balance sheet at May 31, 2001 of $100,000 represents the unused amount of the deferred advertising expense relating to the advertising due bills earned through fiscal 2001. These advertising due bills can be traded for various goods and services and they can be assigned, sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credit will be amortized at the time the advertising is utilized. The advertising credits are recorded at management's estimate of the fair value of the due bills. However, if the Company is unable to realize the recorded value of this asset, a significant reduction in overall equity may result.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


THREE MONTHS ENDED MAY 31, 2001 AS COMPARED TO MAY 31, 2000

Results of Operations

Initial franchise fees for the three months ended May 31, 2001 and 2000 approximated $70,000 and $159,000, respectively. In addition, continuing franchise fees decreased from $75,000 to $50,000. The aggregate decrease of $114,000 (49%) is a result of slower collections from certain franchises. This reflects the sluggishness of the general economy. No new franchises were sold in the three months ended May 31, 2001 and 2000, respectively. Advertising and sponsorship revenue totaled $35,000 for the three months ended May 31, 2001. Approximately $70,000 and $65,000 of the 2001 and 2000 revenues, respectively, were derived from various related parties.

Operating expenses for the three months ended May 31, 2001 and 2000 approximated $172,000 and $158,000, respectively. The increase of $14,000 reflects higher team expenses and advertising costs. Other operating expenses remained relatively consistent as a result of the Company's efforts to control costs.

Net loss for the three months ended May 31, 2001 approximated $15,500, as compared to net income of $79,500 for the three months ended May 31, 2000. The decrease reflects the decline in revenues generated, as discussed above.


Liquidity and Capital Resources

The Company had a working capital deficit of approximately $88,000 at May 31, 2001.

The Company's statement of cash flows reflects cash used in operations of approximately $13,000, consisting principally of net loss of $15,500. Net cash provided by financing activities approximated $15,400, consisting principally of a net decrease in amounts due from (to) affiliates.

PART II.          OTHER INFORMATION


Item 1   Legal Proceedings

                  None

Item 2   Changes in Securities

                  None

Item 3   Defaults on Senior Securities

                  None


Item 4   Submission of Matters to a Vote of Shareholders

During the three months ended May 31, 2001, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5   Other Information

This report on Form 10-Q was required to be filed within 45 days after the end of the fiscal quarter. As such, it was due on July 15, 2001. The Company is late in this filing.

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

Date:  October 22, 2001