Form 10QSB
period 2001-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2001-11-13
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                               Commission File Number
    August 31, 2001                                             1-15913


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

As of October 15, 2001, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                  UNITED STATES BASKETBALL LEAGUE, INC.


                                 INDEX

                                                                           PAGE

PART I.           FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements:

          Balance Sheets - August 31, 2001
          and February 28, 2001...............................................3

          Statements of Operations for the
          Three Months and Six Months Ended
          August 31, 2001 and 2000............................................4

          Statement of Stockholders' Deficiency for
          the Six Months Ended August 31, 2001  . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flow for the
          Six Months Ended August 31, 2001 and 2000 ..........................6

          Notes to Consolidated Financial Statements.........................7-9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................  10-11


PART II.  OTHER INFORMATION..................................................12




                     UNITED STATES BASKETBALL LEAGUE, INC.
                               BALANCE SHEETS

                                                           August 31,                February 28,
                                                             2001                        2001
         ASSETS                                            (Unaudited)

CURRENT ASSETS:
         Cash                                                 $   783                 $      587
         Due from affiliates                                  291,488                    277,058
         Inventory                                             30,651                     29,534
         Prepaid Advertising Credits                          100,000                    100,000
         Other current assets                                     600                        600
                                                              -------                    -------
                  Total current assets                        423,522                    407,779

EQUIPMENT, net                                                  5,690                      8,918
                                                              -------                     ------
                                                             $429,212                  $ 416,697
                                                             ========                   ========


         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                $82,020                   $ 74,981
         Due to affiliates                                    184,367                    136,867
         Loans payable - stockholders                         256,664                    270,064
                                                              -------                    -------
                  Total current liabilities                   523,051                    481,912
                                                              -------                    -------
STOCKHOLDERS' DEFICIENCY
         Common stock, $0.01 par value 30,000,000
           shares authorized; 3,485,502 shares issued
           and outstanding                                     34,855                     34,855
         Preferred stock $0.01 par value 2,000,000 shares
           authorized; 1,105,679 shares issued and
            outstanding                                        11,057                     11,057
         Additional paid-in-capital                         2,612,192                  2,612,192
         Deficit                                           (2,709,489)                (2,680,865)
         Treasury stock, at cost; 39,975 shares               (42,454)                   (42,454)
                                                            ----------                 ----------
                  Total stockholders' deficiency              (93,839)                   (65,215)
                                                            ----------                 ----------

                                                           $  429,212              $     416,697
                                                           ===========              =============
                                         See notes to financial statements





                                       UNITED STATES BASKETBALL LEAGUE, INC.
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                Three Months Ended                        Six Months Ended

                                           August 31,           August 31,             August 31,       August 31,
                                              2001                 2000                   2001           2000

REVENUES:
   Initial franchise fees                    $80,000          $    92,000              $ 150,000      $ 251,000
   Continuing franchise fees                  65,277               48,000                115,277        123,000
   Sponsorship/Advertising                    30,000               27,000                 65,000         27,000
   Other                                       1,104                2,679                  3,573          7,137
                                             -------              -------                -------        -------
                                             176,381              169,679                333,850        408,137
                                             =======              =======                =======        =======
OPERATING EXPENSES:
   Consulting                                 53,653               50,536                106,084        101,721
   Team expenses                              47,532               21,492                 80,248         40,097
   Advertising                                 1,934                4,533                 22,251         12,388
   Salaries                                   11,000               13,200                 23,000         27,200
   Travel                                     19,773               15,939                 29,969         28,853
   Depreciation                                1,614                1,614                  3,228          3,228
   Professional fees                             685                5,450                  3,140         10,560
   Other                                      51,508               42,830                 91,397         89,533
                                             -------              -------                -------         ------
                                             187,699              155,594                359,317        313,580
                                             -------              -------                -------        -------

(Loss) Income from operations                (11,318)              14,085                (25,467)        94,557
                                             -------               ------                --------        ------
OTHER INCOME (EXPENSES):
   Interest expense                           (1,850)              (1,050)                (3,200)        (2,175)
   Interest income                                31                  33                      43           154
                                             -------               -------                 ------        -------
                                              (1,819)              (1,017)                (3,157)        (2,021)

NET INCOME (LOSS)                   $        (13,137)      $       13,068             $  (28,624)       $92,536
                                             --------              -------               --------        -------

NET INCOME PER SHARE                $          (.01)    $             .01         $        (.01)      $    .03
                                              ------               -------               --------        -------

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                          3,445,527           3,443,527               3,445,527       3,443,527
                                            =========           =========               =========       =========





                                                     See notes to financial statements







                                                   UNITED STATES BASKETBALL LEAGUE, INC.
                                                   STATEMENT OF STOCKHOLDERS' DEFICIENCY



                               Common Stock            Preferred Stock          Additional                          Total
                               Shares                  Shares                   Paid-in              Treasury       Stockholders'
                               Outstanding    Amount   Outstanding    Amount    Capital    Deficit     Stock        Deficiency

Balance, March 1, 2001         3,485,502      $34,855  1,105,679     $11,057    $2,612,192 $(2,680,865) $(42,454)   $(65,215)

Net Loss                        -                -         -             -          -          (28,624)     -        (28,624)
                               ---------      --------  --------     -------    ----------   ----------  --------    ---------

Balance, August 31, 2001       3,485,502      $34,855  1,105,679     $11,057    $2,612,192 $(2,709,489) $(42,454)   $(93,839)
                               =========      =======  =========     =======    ==========  ===========  ========    ========















                                                     See notes to financial statements








                                                   UNITED STATES BASKETBALL LEAGUE, INC.
                                                          STATEMENTS OF CASH FLOWS
                                                                (Unaudited)

                                                                         Six Months Ended
                                                                August 31,        August 31,
                                                                 2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) Income                                        $     (28,624)         $ 92,536
  Adjustments to reconcile net (loss) income to                 ---------          -------
   net cash provided by (used in) operating activities:
     Depreciation                                                  3,228             3,228
    (Increase) Decrease in assets:
     Inventory                                                    (1,117)              296
     Increase in liabilities:
     Accounts payable and accrued expenses                         7,039            32,601
                                                                 --------         --------
                                                                   9,150            36,125
                                                                 --------         --------
Net cash (used in) provided by operating activities              (19,474)          128,661
                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease (increase) due from (to) affiliates                 33,070           (81,971)
    (Decrease) in stockholders' loans                            (13,400)          (48,775)
     Net cash provided by (used in) financing                    --------          -------
       activities                                                 19,670          (130,746)
                                                                 --------         ---------
NET INCREASE (DECREASE) IN CASH                                      196            (2,085)

CASH AND CASH EQUIVALENTS, beginning of period                       587             6,196
                                                                 --------          --------
CASH AND CASH EQUIVALENTS, end of period                     $       783       $     4,111
                                                                 ========          ========



                                                     See notes to financial statements








                                                                     6

                      UNITED STATES BASKETBALL LEAGUE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED AUGUST 31, 2001




1)       Description of Business and Basis of Presentation:

The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

The Company has incurred an accumulated deficit of approximately $2,709,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 4 and 5) create an uncertainty as to the USBL's ability to continue as a going concern.

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

2)       Summary of Significant Accounting Policies:

         a.       Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets (approximating $525,000) resulting from the net operating loss carry forward.

As of August 31, 2001, a net operating loss carry forward of approximately $1,678,000 is available through August 31, 2020 to offset future taxable income.

         b.       Advertising costs

Advertising costs are expensed as incurred and were approximately $22,300 and $12,400 for the six months ended August 31, 2001 and August 31, 2000 respectively.


2.       Summary of Significant Accounting Policies: (Cont'd)

         c.       Earnings (loss) per share

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

3.       Equipment:

         Equipment, at cost, consists of the following

                                       August 31,                 February 28,
                                          2001                          2001
                                      (Unaudited)

Equipment                               $ 8,606                   $ 8,606
Transportation equipment                 46,120                    46,120
                                         54,726                    54,726
Less accumulated depreciation            49,036                    45,808

                                       $  5,690                  $  8,918


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

The Company is a majority-owned subsidiary (60.6%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. is an entity in the Meisenheimer Group.

b. As of August 31, 2001, loans payable to stockholders, including interest, approximated $257,000. As of February 28, 2001, loans payable to stockholders approximated $270,000. Interest rates on these obligations are 6% per annum.

c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $198,000 and $162,000 for the six months ended August 31, 2001 and August 31, 2000 respectively.

d. The Company leases its office from Meisenheimer Capital Real Estate Holdings, Inc., a wholly-owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totaled $15,000 for the six months ended August 31, 2001 and August 31, 2000.

5.       Non-Cash Transactions:

The Company receives consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise and advertising fees. The value of this consideration approximated $110,000 and $96,000 for the six months ended August 31, 2001 and 2000, respectively.

The deferred charge on the balance sheet at August 31, 2001 of $100,000 represents the unused amount of the deferred advertising expense relating to the advertising due bills earned through fiscal 2001. These advertising due bills can be traded for various goods and services and they can be assigned, sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credit will be amortized at the time the advertising is utilized. The advertising credits are recorded at management's estimate of the fair value of the due bills. However, if the Company is unable to realize the recorded value of this asset, a significant reduction in overall equity may result.
                                                         9

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS

SIX MONTHS ENDED AUGUST 31, 2001 AS COMPARED TO AUGUST 31, 2000

Initial franchise fees for the six months ended August 31, 2001 and 2000 approximated $150,000 and $251,000, respectively. In addition, continuing franchise fees decreased from $123,000 to $115,277. The aggregate decrease of $109,000 (29%) is a result of slower collections from certain franchises. This reflects the sluggishness of the general economy. No new franchises were sold in the six months ended August 31, 2001 and 2000, respectively. Advertising and sponsorship revenue totaled $65,000 and $27,000 for the six months ended August 31, 2001 and 2000, respectively. Approximately $198,000 and $162,000 of the 2001 and 2000 revenues, respectively, were derived from various related parties.

Operating expenses for the six months ended August 31, 2001 and 2000 approximated $359,000 and $314,000, respectively. The increase of $45,000 reflects higher team expenses, resulting from higher insurance and travel costs. Other operating expenses remained relatively consistent as a result of the Company's efforts to control costs.

Net loss for the six months ended August 31, 2001 approximated $29,600, as compared to net income of $92,500 for the six months ended May 31, 2000. The decrease reflects the decline in revenues generated, as discussed above.

THREE MONTHS ENDED AUGUST 31, 2001 AS COMPARED TO AUGUST 31, 2000

Initial franchise fees for the three months ended August 31, 2001 and 2000 approximated $80,000 and $92,000, respectively. In addition, continuing franchise fees increased from $48,000 to $65,277. The aggregate decrease of $5,000 slower collections from certain franchises. This reflects the sluggishness of the general economy. No new franchises were sold in the three months ended August 31, 2001 and 2000, respectively. Advertising and sponsorship revenue totaled $30,000 and $27,000 for the three months ended August 31, 2001 and 2000, respectively. Approximately $128,000 and $97,000 of the 2001 and 2000 revenues, respectively, were derived from various related parties.

Operating expenses for the three months ended August 31, 2001 and 2000 approximated $188,000 and $156,000, respectively. The increase of $32,000 reflects higher team expenses, resulting from higher insurance and travel costs. Other operating expenses remained relatively consistent as a result of the Company's efforts to control costs.

Net loss for the three months ended August 31, 2001 approximated $13,000, as compared to net income of $13,000 for the three months ended August 31, 2000. The decrease reflects the increase in team expenses without a corresponding increase in revenues, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately $100,000 at August , 2001.

The Company's statement of cash flows reflects cash used in operations of approximately $19,500, consisting principally of net loss of $29,000 offset by an increase in accounts payable and accrued expenses of $7,000. Net cash provided by financing activities approximated $19,700, consisting principally of a net decrease in amounts due from (to) affiliates.

Part II   Other Information

Item 4 Submission of Matters to a Vote of Shareholders During the six months ended August 31, 2001, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5            Other Information

This report on Form 10-QSB was required to be filed within 45 days after the end of the fiscal quarter, August 31, 2001. As such, it was due on October 15, 2001. The Company is late in this filing.

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

Date:  November 12, 2001