Form 10QSB
period 2001-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2002-01-22
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549


                            FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                               Commission File Number
   November 30, 2001                                            1-15913


                 UNITED STATES BASKETBALL LEAGUE, INC.
                           46 Quirk Road
                      Milford, Connecticut 06460
                         Tel: 203-877-9501


 Delaware                                                06-1120072
(State of Incorporation)                    (I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes x
                                                                   No




As of January 15, 2002, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                  UNITED STATES BASKETBALL LEAGUE, INC.


                               INDEX

                                                                   PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements:

Balance Sheets - November 30, 2001 and February 28, 2001.............3

Statements of Operations for the Three Months and Nine
Months Ended November 30, 2001 and 2000 .............................4

Statement of Stockholders' Deficiency for
the Nine Months Ended November 30, 2001. ............................5

Statements of Cash Flow for the Nine Months
Ended November 30, 2001 and 2000 ....................................6

Notes to Consolidated Financial Statements.........................7-9


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.  10-12


PART II.          OTHER INFORMATION..................................13

                   UNITED STATES BASKETBALL LEAGUE, INC.
                           FINANCIAL STATEMENTS
                            NINE MONTHS ENDED

                            NOVEMBER 30, 2001




                                       UNITED STATES BASKETBALL LEAGUE, INC.
                                                  BALANCE SHEETS

                                        November 30,                February 28,
                                           2001                        2001
         ASSETS                         (Unaudited)

CURRENT ASSETS:
         Cash                         $    9,397                 $      587
         Due from affiliates             330,063                    277,058
         Inventory                        30,651                     29,534
         Prepaid Advertising Credits        -0-                     100,000
         Other current assets                600                        600
                                          --------                   ------
                  Total current assets    370,711                   407,779

EQUIPMENT, net                              4,076                     8,918
                                          -------                 ---------
                                       $  374,787                $  416,697
                                          =======                  ========


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Accounts payable and
          accrued expenses             $   54,983                $  74,981
         Due to affiliates                196,867                  136,867
         Loans payable -
          stockholders                    258,498                  270,064
                                          -------                  -------
            Total current liabilities     510,348                  481,912
                                          -------                  -------
STOCKHOLDERS' DEFICIENCY
     Common stock, $0.01 par value
     30,000,000 shares authorized;
     3,485,502 shares issued
           and outstanding                 34,855                   34,855
     Preferred stock $0.01 par value
     2,000,000 shares authorized;
     1,105,679 shares issued and
            outstanding                    11,057                   11,057
         Additional paid-in-capital     2,619,692                2,612,192
         Deficit                       (2,758,711)              (2,680,865)
         Treasury stock, at cost;
         39,975 shares                    (42,454)                 (42,454)
                                         ---------               ----------
     Total stockholders'deficiency       (135,561)                 (65,215)
                                          --------                ---------

                                     $    374,787              $   416,697
                                        =========               ==========

                                         See notes to financial statements



                        UNITED STATES BASKETBALL LEAGUE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                                   Nine Months Ended

                                         November 30,             November 30,           November 30,             November 30,
                                            2001                     2000                   2001                      2000

REVENUES:
   Initial franchise fees           $      20,000          $         -0-           $        170,000           $    251,000
   Continuing franchise fees               71,935                   88,500                  187,212                211,500
   Sponsorship/Advertising                   -0-                     -0-                     65,000                 27,000
   Other                                    6,302                   21,071                    9,875                 28,208
                                           -------                 -------                  -------                -------
                                           98,237                  109,571                  432,087                517,708
                                           -------                 -------                  -------                -------
OPERATING EXPENSES:
   Consulting                               5,900                    9,400                  111,984                111,121
   Team expenses                             -0-                    19,369                   80,248                 59,466
   Advertising                              1,510                    9.961                   23,761                 22,349
   Salaries                                17,525                   10,500                   40,525                 37,700
   Travel                                   6,356                   18,615                   36,325                 47,468
   Depreciation                             1,614                    1,614                    4,842                  4,842
   Professional fees                        2,700                    1,385                    5,840                 11,945
   Asset Impairment                       100,000                     -0-                   100,000                   -0-
   Other                                   10,561                   32,455                  101,958                121,988
                                          -------                   ------                  -------                -------
                                          146,166                  103,299                  505,483                416,879
                                          -------                  -------                  -------                -------

(LOSS) Income from operations             (47,929)                   6,272                  (73,396)               100,829
                                          --------                 -------                  -------                -------
OTHER INCOME (EXPENSES):
   Interest expense                        (1,334)                  (1,535)                  (4,534)                (3,710)
   Interest income                            41                      32                        84                    186
                                          --------                  -------                  -------                -------
                                           (1,293)                  (1,503)                  (4,450)                (3,524)

NET (LOSS) INCOME                   $     (49,222)           $       4,769          $       (77,846)          $     97,305
                                          --------                   ------                  -------                -------
NET (LOSS) INCOME
     PER SHARE                      $       (.01)            $         -0-          $        (.02)            $       .03
WEIGHTED AVERAGE                          --------                   ------                  -------               --------
NUMBER OF COMMON
SHARES OUTSTANDING                      3,445,527                3,443,527                3,445,527              3,443,527
                                        =========                =========                ==========              =========




                                                     See notes to financial statements






                                          UNITED STATES BASKETBALL LEAGUE, INC.
                                         STATEMENT OF STOCKHOLDERS' DEFICIENCY



                      Common Stock                 Preferred Stock          Additional                          Total
                      Shares                       Shares                   Paid-in                  Treasury   Stockholders'
                      Outstanding      Amount      Outstanding    Amount    Capital      Deficit     Stock      Deficiency

Balance,
March 1, 2001         3,485,502        $34,855     1,105,679     $11,057    $2,612,192  $(2,680,865) $(42,454)  $ (65,215)

Contributed Services      -               -           -            -             7,500       -            -         7,500

Net Loss                  -               -           -            -              -         (77,846)      -       (77,846)
                      ---------        -------     ---------     -------    ----------  ------------   -------   ---------

Balance,
November 30, 2001     3,485,502        $34,855     1,105,679     $11,057    $2,619,692  $(2,758,711) $(42,454)  $(135,561)
                      =========        =======     =========     =======    ==========  ============  =======    ========






                                                     See notes to financial statements






                        UNITED STATES BASKETBALL LEAGUE, INC.

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Nine Months Ended

                                                                                      November 30,               November 30,
                                                                                          2001                      2000
                                                                                      ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) Income                                                      $      (77,846)             $      97,305
                                                                                       ---------                  -------
         Adjustments to reconcile net (loss) income to
           net cash provided by operating activities:
                  Depreciation                                                           4,842                      4,842
                  Asset Impairment                                                     100,000                       -0-
                  Contributed Services                                                   7,500                       -0-
                  (Increase) in assets
                    Inventory                                                           (1,117)                    (5,836)
                  Increase (decrease) in liabilities:
                    Accounts payable and accrued expenses                              (19,998)                    37,519
                                                                                       --------                    ------
                                                                                        91,227                     36,525
                                                                                        -------                   -------
         Net cash provided by operating activities                                      13,381                    133,830
                                                                                        -------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease (increase) due from (to) affiliates                                    6,995                    (73,672)
         (Decrease) in stockholders' loans                                             (11,566)                   (40,075)
                  Net cash used in financing                                            ------                    --------
                    activities                                                          (4,571)                  (113,747)
                                                                                        ------                    --------
NET INCREASE IN CASH                                                                     8,810                     20,083

CASH AND CASH EQUIVALENTS, beginning of period                                             587                      6,196
                                                                                        ------                  ----------
CASH AND CASH EQUIVALENTS, end of period                                        $         9,397              $     26,279
                                                                                       ========                 =========



                        See notes to financial statements


                                     6

                        UNITED STATES BASKETBALL LEAGUE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED NOVEMBER 30, 2001

1)       Description of Business and Basis of Presentation:

The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

The Company has incurred an accumulated deficit of approximately $2,759,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 4 and 5) create an uncertainty as to the USBL's ability to continue as a going concern.

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

2)       Summary of Significant Accounting Policies:

         a.       Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets (approximating $688,000) resulting from the net operating loss carryforward.

As of November 30, 2001, a net operating loss carryforward of approximately $1,720,000 is available through November 30, 2020 to offset future taxable income.

         b.       Advertising costs

Advertising costs are expensed as incurred and were approximately $23,800 and $22,300 for the nine months ended November 30, 2001 and November 30, 2000 respectively.

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

3.       Equipment:

         Equipment, at cost, consists of the following

                                    November 30,              February 28,
                                        2001                       2001
                                    (Unaudited)

Equipment                             $ 8,606                    $ 8,606
Transportation equipment               46,120                     46,120
                                       54,726                     54,726
Less accumulated depreciation          50,650                     45,808

                                     $  4,076                   $  8,918


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

The Company is a majority-owned subsidiary (60.6%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. is an entity in the Meisenheimer Group.

b. As of November 30, 2001, loans payable to stockholders, including interest, approximated $258,000. As of February 28, 2001, loans payable to stockholders approximated $270,000. Interest rates on these obligations are 6% per annum.

with the Meisenheimer Group approximating $208,000 and $204,000 for the nine months ended November 30, 2001 and November 30, 2000 respectively.

d. The Company leases its office from Meisenheimer Capital Real Estate Holdings, Inc., a wholly-owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totaled $22,500 for the nine months ended November 30, 2001 and November 30, 2000.

e. An officer/shareholder contributed management services to the Company for no consideration during the period September 1, 2001 through November 30, 2001. The Company recorded a charge to operations for these services of $7,500. Prior to September 1, 2001, management services were recorded under a management agreement with Meisenheimer Capital, Inc., which provided for an annual consulting fee of $90.000.

5.       Non-Cash Transactions:

The Company receives consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise and advertising fees. The value of this consideration approximated $110,000 and $130,000 for the nine months ended November 30, 2001 and 2000, respectively.

The deferred charge on the balance sheet at February 28, 2001 of $100,000 represents the unused amount of the deferred advertising expense relating to the advertising due bills earned through fiscal 2001. These advertising due bills can be traded for various goods and services and they can be assigned, sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The advertising credits were recorded at management's estimate of the fair value of the due bills. During the quarter ended November 30, 2001, based on the December 2001 expiration date of the due bills, and its inability to find a buyer for them, the Company adjusted the carrying value of the due bills to $-0-, resulting in a noncash impairment loss of $100,000.
                                     9

MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS

NINE MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO NOVEMBER 30,
2000

Initial franchise fees for the nine months ended November 30, 2001 and 2000 approximated $170,000 and $251,000, respectively. In addition, continuing franchise fees decreased from $211,500 to $187,212. The aggregate decrease of $105,288 (23%) is a result of slower collections from certain franchises. This reflects the sluggishness of the general economy. No new franchises were sold in the nine months ended November 30, 2001 and 2000, respectively. Advertising and sponsorship revenue totaled $65,000 and $27,000 for the nine months ended November 30, 2001 and 2000, respectively. Approximately $208,000 and $204,000 of the 2001 and 2000 revenues, respectively, were derived from various related parties.

Operating expenses for the nine months ended November 30, 2001 and 2000 approximated $505,000 and $417,000, respectively. The increase of $88,000 principally reflects the recognition of an asset impairment on the value of prepaid advertising credits. It also reflects higher team expenses, resulting from higher insurance and travel costs, incurred during the six months ended August 31, 2001, offset by reductions in other operating expenses as a result of the Company's efforts to control costs.

Net loss for the nine months ended November 30, 2001 approximated $77,800, as compared to net income of $97,300 for the nine months ended November 30, 2000. The decrease reflects the decline in revenues generated, as discussed above, and the charge for the asset impairment.

THREE MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO NOVEMBER 30,
2000

Initial franchise fees for the three months ended November 30, 2001 approximated $20,000. There were no initial franchise fees recorded in the three months ended November 30, 2000. Continuing franchise fees decreased from $88,500 to $71,900. The decrease of $3,400 reflects slower collections from certain franchises. This reflects the sluggishness of the general economy. No new franchises were sold in the three months ended November 30, 2001 and 2000, respectively. No advertising or sponsorship revenue was recorded in the three months ended November 30, 2001 and 2000, respectively. Approximately $10,000 and $42,000 of the 2001 and 2000 revenues, respectively, were derived from various related parties.

Operating expenses for the three months ended November 30, 2001 and 2000 approximated $146,000 and $103,000, respectively. The increase of $43,000 principally reflects the recognition of a $100,000 impairment in the value of prepaid advertising credits. It also reflects lower team expenses, advertising, travel, and other operating expenses, a result of the Company's efforts to control costs and the decision in the third quarter to cease supporting team operations.

As a result of operations for the nine and three months ended November 30, 2001, it is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company has not been able to attract any new franchises for the forthcoming 2002 season, which starts in May. While there was some interest by third parties, no sales were consummated, primarily due to current general economic conditions. Further, the Company is unable to predict whether there will be any marked increase in attendance at games. If attendance falls off, this could impair the ability of the franchises to pay their annual franchise fees and other charges, which would then result in the Company having to rely on affiliates for loans and revenue-generating transactions. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one.

Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and two existing employees for all marketing efforts. Their efforts have not resulted in increasing the number of franchises.

Recently, the NBA established a developmental basketball league known as the National Basketball Development League ("NBDL"). The Company believes that the establishment of this new league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits an NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL it is unlikely that at least for the present time the Company can develop any meaningful working relationship with the NBA.

Net loss for the three months ended November 30, 2001 approximated $49,200, as compared to net income of $4,800 for the three months ended November 30, 2000. The decrease reflects the charge for the asset impairment, offset by the reduction in operating costs.
                                  11

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately $139,000 at November 30, 2001.

The Company's statement of cash flows reflects cash provided by operations of approximately $13,400, consisting principally of net loss of $77,800 offset by the non-cash charges of an asset impairment ($100,000) and contributed services ($7,500). Net cash used in financing activities approximated $4,600, consisting of a decrease in loans to stockholder loans ($11,600) offset by a net decrease in amounts due from (to) affiliates ($7,000).

The Company's ability to generate cash flow from initial and continuing franchise fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise and if attendance has been poor, USBL has only received partial payment and in some cases, no payments at all. Since potential revenues are predicated on attendance, USBL cannot project future cash flows or liquidity. If any capital deficiencies should arise, however, the Company will look to affiliates for financial assistance. As previously stated, the Meisenheimer family is committed to assist the Company when necessary, which has already been demonstrated for many years.the Company when necessary, which has already been demonstrated over many years.

Part II   Other Information

Item 1.           Legal Proceedings

There are no legal proceedings pending or threatened.

Item 2.           Changes in Securities

N/A

Item 3.           Defaults upon Senior Securities

N/A

Item 4.           Submission of Matters to a Vote of Shareholders

During the nine months ended November 30, 2001, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.           Other Information

N/A

Item 6.           Exhibits and Reports on Form 8-K

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

Date:  January 18, 2002