Form 10-K
period 2002-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2002-06-13
CIK 764630

                       SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   [ X ] Annual Report Pursuant to Section 13
                     or 15(d) of The Securities Exchange Act
                                     of 1934
                   For the fiscal year ended February 28, 2002
                                       or
         [   ] Transitional Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
             For the transition period from           to

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

Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock - $.01 par value
                         -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes [  X ]                No [    ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [ X ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $569,240.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         The number of shares of the registrant's Common stock outstanding as of June 3, 2002 was 3,485,502 shares.

         The number of shares of the registrant's Preferred stock outstanding as of June 3, 2002 was 1,105,679 shares.

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

b)       Operations

         We were incorporated by MCI for the purpose of developing and managing a professional basketball league, the United States Basketball League (the "League"). The League was originally conceived to provide a vehicle for college graduates interested in going professional with an opportunity to improve their skills and to showcase their skills in a professional environment. This would afford the players an opportunity to perhaps be selected by one of the teams comprising the National Basketball Association ("NBA") and to attend summer camp sponsored by that team. Today, players also consist of free agents seeking to join an NBA team. USBL's season (May through July of each year) was specifically designed to afford our League players the chance to participate in the various summer camps run by the teams in the NBA, which summer camps normally start after the end of our season. Since 1984 and up to the present time there have been 125 players from our League who also have been selected to play for teams in the NBA. Additionally, approximately forty-five players were previously selected each year to play in the Continental Basketball Association ("CBA"), the official developmental league of the NBA; however, this league has now ceased operations.

         Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of thirty- five active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. For the 1999 season (ending in August, 1999) we had thirteen active franchises and two inactive franchises. After the 1999 season, two franchises were canceled for their failure to meet franchise obligations. For our 2000 season, which began in May, 2000, we had eleven active franchises. For the 2001 season, which began on May 30 and ended on July 1, 2001, we had ten active franchises. One franchise active during the 2001 season was terminated for failure to pay its annual franchise fees. For the current season (2002) we have ten active franchises.

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

         Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high for the 1999 season of 13 franchises. The current active franchises, divided into the Eastern and MidWest Divisions, are located in Dodge City, Kansas (the Dodge City Legend); Enid, Oklahoma (the Oklahoma Storm); Fort Myers, Florida (the Florida Sea Dragons);Salina, Kansas (the Kansas Cagerz); Lehigh, Pennsylvania (the Pennsylvania ValleyDawgs); Brooklyn, New York (the Brooklyn Kings); Melbourne, Florida (Brevard Blue Ducks); St. Joseph, Missouri (St. Joseph Express); St. Louis, Missouri (St. Louis Hawks); and Glens Falls, NY (Adirondack Wildcats). In addition, MCI owns two inactive franchises which pay annual royalty fees.

         At the present time we are offering franchises for $300,000. Our most recent sales of franchises occurred in the 1999 and 2000 seasons and involved the sale of two franchises for $300,000 each. In connection with the sale in the 1999 season we accepted a down payment of $35,000 and agreed to accept equal installment payments of $8,950 a month for 24 months. The first installment payment of $8,950 was originally due on or before January 31, 2001. The franchisee requested that installment payments commence in September, 2001 and then requested a further extension until February 2002. To date, we have only received $10,000 of installment payments. This gave the franchisee the opportunity to preserve capital during the active season. With respect to the sale of the other franchise in the 2000 season, we received a down payment of $80,000 and payments of two installment payments amounting to $70,000. The balance of $100,000 was due in two equal installments payments of $50,000 each, due on July 15, 2001 and July 15, 2002. The franchisee was unable to pay the July 15, 2001 installment and requested additional time to pay. The franchisee believes he will be able to pay the $50,000 sometime in September, 2002 and the balance in September, 2003.

         Prior to the foregoing sales and since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $250,000, our most recent sale. The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises. Because historically most of the franchises have not operated profitably, the asking price was negotiated and in addition we extended highly favorable installment plans. Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated. Based on the uncertainty of collecting franchise fees, we record these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. We believe that today we are in a stronger position and have a greater name recognition and that as a result, we are in a better position to demand and receive the full asking purchase price in future sales.

         During fiscal year ended February 29, 1996 ("Fiscal 1996") we entered into an agreement with American Independent Television Network, Inc. ("AIN"). The agreement provided for the sale of 20 expansion franchises to AIN which were intended to be established west of the Mississippi River. Pursuant to the terms of the agreement, AIN contracted to purchase from us five franchises each year for a total of 20 franchises spread over four years. In exchange for each of the five franchises we received for each year of the four years, 2,000,000 units of negotiable advertising due bills for a total of 8,000,000 units. These due bills were redeemable for television air time which would enable us to have our games televised over the AIN Network, which broadcasts through satellite transmission to approximately 90 cities throughout the United States.

         We have only used 300,000 units of negotiable due bills for broadcasting games which left us with a balance of 7,700,000 unused units. The reason we did not avail ourselves of the additional air time is because we were not able to locate sponsors to sponsor the broadcasting of the games. Since fiscal 1996 we have reduced our valuation of the units and as of February 28, 2001, we valued these units at $100,000 (see "Financial Statements"). Since these due bills expired on December 28, 2001 we adjusted the carrying value of the due bills to zero as of November 30, 2001.

         AIN has activated two of the franchises and the remainder of the franchises available to them expired in October 2001.

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

         We do believe that the current mix of franchises is beginning to reflect a greater spectator interest resulting in an increase in attendance. For Fiscal 1999, gross attendance for the entire League was 153,115 attendees which represented an average of 981 attendees per game. The gross attendance for Fiscal 2000 was 162,962-1,044 attendees per game, which represented approximately a 6 1/2 % increase over the previous year. For the fiscal year which ended February 28, 2001, attendance for our entire season (the 2000 season) was 248,222 gross attendees - 1,513 attendees per game. This represented a 52% increase over Fiscal 2000. For our 2001 season, attendance was only 225,791- 1,446 attendees per game, a decline from the prior season. However, there was one less team. Preliminary indications reflect that we will have an increase in attendance for the 2002 season. The recent trend of increases in attendance over prior years has resulted in increased revenues for each team. We believe that the increases in attendance is a positive factor and could have an effect on the future growth of the League and may aid in the sale of new franchises and enable us to receive our full asking price for franchises.

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

         Prospective investors as well as Shareholders should be aware that an investment in USBL involves a high degree of risk. Accordingly, you are urged to carefully consider the following Risk Factors as well as all of the other information contained in this Annual Report and the information contained in the Financial Statements and the notes thereto.

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

Penny Stock Regulation

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ System). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information regarding penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors, must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of activity, if any, in the market for the Common Stock.

ITEM 2            PROPERTY

USBL rents office space from Meisenheimer Capital Real Estate, Inc., a company wholly owned by MCI. USBL occupies approximately 2,000 square feet of office space in a building which houses other tenants. USBL has a two year lease which expires in December, 2003. USBL paid an annual rent of $29,682 in the year ended February 28, 2002. There are no escalation clauses.

ITEM 3.           LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against the company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to security holders to the fiscal year ended February 28, 2002.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

The Common Stock traded during calendar years 1998 and 1999 on the NASDAQ SmallCap Market under the symbol "USBL." On May 3, 2000, USBL was delisted from the SmallCap Market because of the failure to have a registration statement on file with the Securities and Exchange Commission. The Registration Statement on Form 10SB was filed to cure the deficiency. Our stock now trades on the Small Cap Market. The following is the range of high and low bid information for each quarter for the Company's fiscal years ended February 28, 2001 and February 28, 2002 when it traded in the over-the-counter market:



                                                      Fiscal 2001
                                                      -----------
                                                      Closing Bid


                                                   High             Low
                                                   ----             ---
First Quarter Ended 5/31/00                      $1.125           $.50
Second Quarter Ended 8/31/00                     $.86             $.52
Third Quarter Ended 10/30/00                     $1.03            $.61
Fourth Quarter Ended 2/28/01                     $.95             $.75



                                                      Fiscal 2002
                                                      -----------
                                                      Closing Bid


                                                   High             Low
                                                   ----             ---
First Quarter Ended 5/31/01                      $.87             $.65
Second Quarter Ended 8/31/01                     $.95             $.80
Third Quarter Ended 10/31/01                     $.82             $.76
Fourth Quarter Ended 2/28/02                     $.82             $.70



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


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF
                  OPERATIONS

a)       FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

         For the year ended February 28, 2002 ("Fiscal 2002") initial franchise fees amounted to $175,000 as compared to $251,000 for the year ended February 28, 2001. In addition, continuing franchise fees decreased from $242,500 to $221,212. The aggregate decrease of $97,288 (20%) is a result of slower collections from certain franchises and extensions by USBL of additional time for franchisees to pay installments. This reflects the sluggishness of the general economy. Advertising and sponsorship revenue totaled $45,000 and $57,500 for the years ended February 28, 2002 and 2001, respectively. The advertising fees for the most part were generated from an affiliate, Spectrum Associates, Inc., which ran advertisements in league bulletins, programs and brochures. Approximately $190,000 and $233,000 of the 2002 and 2001 revenues, respectively, were derived from various related parties.

         Operating expenses for the years ended February 28, 2002 and 2001 approximated $543,000 and $832,000, respectively. Approximately $100,000 and $384,000 of the operating expenses for 2002 and 2001, respectively, reflect the recognition of asset impairments on the value of prepaid advertising credits. Historically the Company had been carrying advertising credits which they had received as consideration for the reservation of 20 franchises. The Company had not used any significant portion of the credits and the credits expired in Fiscal 2002. For this reason the Company has concluded that it was appropriate to adjust the carrying value of the advertising credits to reflect their fair value. As a result, the Company wrote off the value of these credits as of February 28, 2002. Consulting fees for each year include $90,000 for management services rendered by MCI to the League. Other operating expenses remained relatively consistent, reflecting the Company's efforts in 2001 to control costs.

         Net loss for the year ended February 28, 2002 approximated $93,000, as compared to $277,000 for the year ended February 28, 2001. The decrease reflects the decrease in the charge for the asset impairment (advertising credits) offset by the decline in revenues generated, as discussed above.

         It is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company has not been able to attract any new franchises for the 2002 season, which started in May 2002. While there was some interest by third parties, no sales were consummated, primarily due to current general economic conditions. However, the Company is anticipating an increase in attendance based on higher visibility of coaches and players in the League. Two franchises are now using coaches who enjoy high visibility in basketball - Kareem Abdul Jabbar and Darryl Dawkins. Notwithstanding an anticipated increase in attendance, the Company will still have to rely on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and two existing employees for all marketing efforts. Their efforts have not resulted in increasing the number of franchises. Recently, the NBA established a developmental basketball league known as the National Basketball Development League ("NBDL"). The Company believes that the establishment of this new league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits an NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL it is unlikely that at least for the present time the Company can develop any meaningful working relationship with the NBA.


b)       FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

         For the year ended February 28, 2001 ("Fiscal 2001") initial franchise fees amounted to $251,000 as compared to $335,000 for the year ended February 29, 2000. This represents a decrease of 25% over the prior period and was due to both the extended payment terms granted by the Company to certain franchises and the sale of fewer franchises. Continuing franchise fees for Fiscal 2001 amounted to $242,500 as compared to $167,404 for Fiscal 2000. This represents an increase of 45% over the prior year and was due to the ability of certain franchises to pay their annual franchise fee payments. The increase in attendance of certain franchises provided those franchises with available cash to meet their obligations. Advertising fees were $57,500 for Fiscal 2001 as compared to $30,603 for Fiscal 2000, an increase of approximately 88% over the prior 10 year. The advertising fees for the most part were generated from an affiliate, Spectrum Associates, Inc.

         Operating expenses for Fiscal 2001 amounted to $832,000 as compared to $516,300 in the prior year, an increase of 61%. The increase reflects the recognition of an impairment in the value of the Company's prepaid advertising credits of $384,000. Historically the Company had been carrying advertising credits which they had received as consideration for the reservation of 20 franchises. The Company had not used any significant portion of the credits and the credits were due to expire in Fiscal 2002. For this reason the Company has concluded that it was appropriate to adjust the carrying value of the advertising credits to better reflect their fair value. As a result, the Company valued these credits at $100,000 at February 28, 2001. Another significant increase in the operating expenses was represented in consulting fees. For Fiscal 2001, consulting fees amounted to $120,200 as compared to $37,500 in Fiscal 2000, resulting in an increase of $82,700. This increase was due to a $90,000 consulting fee paid to MCI, an affiliate, for management services rendered to the League. Additionally, there was a decrease in team and post season festival expenses for Fiscal 2001. That expense was $45,500 as compared to $166,700 for Fiscal 2000, a decrease of $121,200. This decrease resulted from the fact that in Fiscal 2001, the individual teams paid for most of the post season festival costs.

c)       LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of approximately $145,000 at February 28, 2002. The Company's statement of cash flows reflects cash provided by operations of approximately $13,400, consisting principally of net loss of $93,000 and a decrease in accounts payable and accrued expenses ($13,700) offset by the non-cash charges of an asset impairment ($100,000) and contributed services ($15,000). Net cash used in financing activities approximated $8,300, consisting principally of a net decrease in amounts due from (to) affiliates ($9,800). The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise and if attendance has been poor, USBL has from time to time only received partial payment and in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12 month period. Assuming that all of the teams pay their annual royalty fees, this would only amount to $240,000. However, the Company believes that given prior experience it is more realistic to anticipate royalty fees of approximately $170,000 because some of these teams are simply not able to generate significant attendance at games. Additionally, some of the teams owe back franchise fees. The Company anticipates that it will receive at least $100,000 of back franchise fees during the next 12 months. Adding this to the $170,000 of anticipated royalty fees, this could amount to $270,000 of revenues. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will have to rely on affiliates for loans to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.


ITEM 7.           FINANCIAL STATEMENTS

         The Financial Statements appear herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants nor were there any disagreements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS--COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons served as our directors and executive officers for the fiscal year ending February 28, 2002:

                  Name                Age   Position

         Daniel T. Meisenheimer III   50    Chairman of the Board and President

         Richard C. Meisenheimer      47    Chief Financial Officer and Director

Background of Executive Officers and Directors

         Daniel T. Meisenheimer III ("Mr. Meisenheimer III") has been Chairman of the Board and President of the Company since its inception in 1984. Mr. Meisenheimer III has also been the Chairman of the Board and President of MCI, USBL's parent, since 1983 and occupies the same positions in Meisenheimer Capital Real Estate Holdings, Inc. ("MCR"), the other subsidiaries of MCI. Mr. Meisenheimer III is also a shareholder and director of Synercom, Inc. ("Synercom"), a Meisenheimer family-owned holding company which owns Spectrum Associates, Inc., a shareholder of USBL and which company has loaned USBL funds.

         Richard C. Meisenheimer ("R. Meisenheimer"), brother of Mr. Meisenheimer III, has acted as Chief Financial Officer and a Director of USBL since the inception of the business in 1983. R. Meisenheimer has also been associated with Spectrum Associates, Inc. since 1976 and is now the President of that Company. Spectrum owns 37.7% of USBL Preferred Stock and 6.7 % of USBL Common Stock. Spectrum was the main customer of Cadcom, MCI's other subsidiary until December, 2000 when Cadcom was sold to Synercom Inc., another company owned and controlled by the Meisenheimer family.

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

         There are no formal employment agreements between Daniel Meisenheimer III and Richard Meisenheimer and they have not been paid any salary for the last three years. MCI, of which both Daniel Meisenheimer III and Richard Meisenheimer are also senior officers, did receive management fees of $90,000 during each of the years ended February 28, 2001 and February 28, 2002 as consideration for the services provided by Daniel Meisenheimer and Richard Meisenheimer. Neither Daniel Meisenheimer III nor Richard Meisenheimer have received any salary from MCI for the last three years. In Fiscal 2002, Daniel Meisenheimer III and Richard Meisenheimer have rendered management services to us for no consideration. For accounting purposes we recognized a charge to our operations of $15,000 of management fees for the year ended February 28, 2002. See "Financial Statements." The increase in management fees in Fiscal 2002 reflects additional efforts and services rendered to the League.

         The following table reflects the salaries received by D. Meisenheimer III and R. Meisenheimer for the fiscal years ended February 28, 2002, February 29, 2001, and February 28, 2000:


                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                                                         ----------------------
                                              Annual Compensation                 Awards             Payouts
                                              -------------------                 ------             -------
                 (a)                (b)         (c)          (d)         (e)          (f)          (g)          (h)         (i)
                                                                                      Re-
                                                                        Other      stricted    Securities
                                                                        Annual       Stock     Underlying       LTIP     All Other
                                                                       Compen-      Awarded     Options/      Payouts     Compen-
Name and Principal Position        Year      Salary($)    Bonus($)    sation ($)      ($)       SARs (#)        ($)     sation ($)
---------------------------        ----      ---------    --------    ----------     -----      --------       -----    ----------
Daniel T. Meisenheimer III         2002         -0-          -0-         -0-          -0-          -0-          -0-         -0-
President
                                   2001         -0-          -0-         -0-          -0-          -0-          -0-         -0-
                                   2000         -0-          -0-         -0-          -0-          -0-          -0-         -0-
Richard C. Meisenheimer            2002         -0-          -0-         -0-          -0-          -0-          -0-         -0-
                                   2001         -0-          -0-         -0-          -0-          -0-          -0-         -0-
Chief Financial Officer &
Vice President
                                   2000         -0-          -0-         -0-          -0-          -0-          -0-         -0-


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

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a)       Loans

         For at least the last ten years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 28, 2002 (Fiscal 2002), USBL was indebted to the principals or their affiliated companies in the principal sum of $490,931, which includes accrued interest at six percent (6%) per annum of $43,038. All of the outstanding debt is payable upon demand. Of the foregoing amount, Spectrum is owed the principal sum of $83,367, including accrued interest of $8,615. The principals (D. Meisenheimer III, R. Meisenheimer and the Estate of Daniel T. Meisenheimer, Jr.) are owed $271,564 which includes accrued interest of $34,423. The remainder of $136,000 is due from USBL to Meisenheimer Capital Real Estate Holdings, Inc., another subsidiary of MCI. See "Financial Information."

b)       Dependency on Affiliates

         Over the years we have received a material amount of revenues from affiliated persons or entities.

         During the years ended February 28, 2002 and February 28, 2001, initial and continuing franchise fees from companies controlled by the Meisenheimer family, including Meisenheimer Capital and Spectrum Associates, approximated $145,000 and $174,000 respectively.

         In addition, Spectrum has purchased advertising from us in the form of arena signage, TV commercials, tickets, and program and year book advertising space. For the years ended February 28, 2002 and February 28, 2001, we earned advertising fees of $45,000 and $57,500, respectively, from Spectrum.

ITEM 12           EXHIBITS AND REPORTS ON FORM 8-K

a)       Financial Statements (2002 and 2001)

         (1)      Independent Auditors' Report.

         (2)      Balance Sheet for USBL as of February 28, 2002.

         (3) Statements of Operations for USBL for Years Ended February 28, 2002 and February 28, 2001.

         (4) Statement of Stockholders' Equity [Deficiency] for Years Ended February 28, 2002 and February 28, 2001.

         (5) Statements of Cash Flows for Years Ended February 28, 2002 and February 28, 2001.

         (6)      Notes to Financial Statements for Two Years Ended February 28,
                  2002.

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

*3.10    Amended By-Laws

+10.1    Lease between Meisenheimer Capital Real Estate Holdings, Inc.. and
         USBL(3)

+10.2    Standard Franchise Agreement of USBL(4)

+10.3 Agreement between USBL and Topaz Selections Ltd for Barter Transactions for Acquisition of Advertising Due Bills in Exchange for Franchises (5)

--------------------
*Filed with Form 10SBA and amendments thereto.
+Filed with Form 10-KSB for Fiscal Year ended February 28, 2001.


c)       Reports

         There were no reports filed on From 8-K

                      UNITED STATES BASKETBALL LEAGUE, INC.

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                        TWO YEARS ENDED FEBRUARY 28, 2002




                                    CONTENTS


                                                                         Page
                                                                         ----
FINANCIAL STATEMENTS:

   Independent auditors' report                                           F-1

   Balance sheet                                                          F-2

   Statements of operations                                               F-3

   Statement of stockholders' equity (deficiency)                         F-4

   Statements of cash flows                                               F-5

   Notes to financial statements                                      F-6 - F-10

                          Independent Auditors' Report





Board of Directors
United States Basketball League, Inc.
Milford, Connecticut

We have audited the balance sheet of United States Basketball League, Inc. as of February 28, 2002 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Basketball League, Inc. as of February 28, 2002 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



                                             /s/ Holtz Rubenstein & Co., LLP
                                             Holtz Rubenstein & Co., LLP



Melville, New York
May 15, 2002

                      UNITED STATES BASKETBALL LEAGUE, INC.

                                  BALANCE SHEET

                                FEBRUARY 28, 2002




     ASSETS

CURRENT ASSETS:
   Cash                                                                                  $         5,893
   Due from affiliate (Note 3)                                                                   364,692
   Inventory                                                                                      30,651
   Prepaid expenses and other current assets                                                       5,300
                                                                                         ---------------
       Total current assets                                                                      406,536

EQUIPMENT, net of accumulated depreciation of $52,264                                              2,462
                                                                                         ---------------

                                                                                         $       408,998
                                                                                         ===============

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                 $        61,241
   Due to affiliates (Note 3)                                                                    219,367
   Loans payable - stockholders (Note 3)                                                         271,564
                                                                                         ---------------
       Total current liabilities                                                                 552,172
                                                                                         ---------------

STOCKHOLDERS' DEFICIENCY: (Notes 3, 4 and 5)
   Common stock, $0.01 par value, 30,000,000 shares
     authorized; 3,485,502 shares issued and outstanding                                          34,855
   Preferred stock, $0.01 par value, 2,000,000 shares
     authorized; 1,105,679 shares issued and outstanding                                          11,057
   Additional paid-in capital                                                                  2,627,192
   Deficit                                                                                    (2,773,824)
   Treasury stock, at cost; 39,975 shares                                                        (42,454)
                                                                                         ---------------
       Total stockholders' deficiency                                                           (143,174)
                                                                                         ---------------

                                                                                         $       408,998
                                                                                         ===============








                        See notes to financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.

                            STATEMENTS OF OPERATIONS



                                                                                                     Years Ended
                                                                                                     February 28,
                                                                                         -----------------------------------
                                                                                               2002                2001
                                                                                         ---------------     ---------------
REVENUES (Note 3):
   Initial franchise fees                                                                $       175,000     $       251,000
   Continuing franchise fees                                                                     221,212             242,500
   Advertising                                                                                    45,000              57,500
   Other (Note 8)                                                                                 17,642              12,450
                                                                                         ---------------     ---------------

                                                                                                 458,854             563,450
                                                                                         ---------------     ---------------

OPERATING EXPENSES (Notes 3 and 4):
   Consulting                                                                                    118,384             120,229
   Team and post season festival expenses                                                         76,289              45,466
   Referee fees                                                                                   40,990              55,690
   Advertising                                                                                     5,038              20,034
   Salaries                                                                                       58,710              50,000
   Travel                                                                                         53,481              54,692
   Depreciation                                                                                    6,456               6,456
   Professional fees                                                                               4,940               9,795
   Asset impairment                                                                              100,000             384,062
   Other                                                                                          79,050              85,573
                                                                                         ---------------     ---------------
                                                                                                 543,338             831,997
                                                                                         ---------------     ---------------

Loss from operations                                                                             (84,484)           (268,547)
                                                                                         ---------------     ---------------

OTHER INCOME (EXPENSES):
   Interest expense                                                                               (8,600)             (8,600)
   Interest income                                                                                   125                 210
                                                                                         ---------------     ---------------
                                                                                                  (8,475)             (8,390)
                                                                                         ---------------     ---------------

NET LOSS                                                                                 $       (92,959)    $      (276,937)
                                                                                         ===============     ===============

NET LOSS PER SHARE                                                                       $          (.03)    $          (.08)
                                                                                         ===============     ===============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                                   3,445,527           3,444,519
                                                                                         ===============     ===============






                        See notes to financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    (Note 5)

                                                Common Stock                          Preferred Stock
                                     -----------------------------------     ----------------------------------         Additional
                                         Shares                                  Shares                                  Paid-in
                                       Outstanding           Amount            Outstanding           Amount              Capital
                                     ---------------     ---------------     ---------------     ---------------     ---------------

Balance, March 1, 2000                     3,483,502     $        34,835           1,105,679     $        11,057     $     2,610,312

Common stock issued for services               2,000                  20                --                  --                 1,880

Net loss                                        --                  --                  --                  --                  --
                                     ---------------     ---------------     ---------------     ---------------     ---------------

Balance, February 28, 2001                 3,485,502              34,855           1,105,679              11,057           2,612,192

Contributed services                            --                  --                  --                  --                15,000

Net loss                                        --                  --                  --                  --                  --
                                     ---------------     ---------------     ---------------     ---------------     ---------------

Balance, February 28, 2002                 3,485,502     $        34,855           1,105,679     $        11,057     $     2,627,192
                                     ===============     ===============     ===============     ===============     ===============

                                                                                                      Total
                                                                                Treasury           Stockholders'
                                                                                 Stock               Equity
                                         Deficit             Shares              Amount            (Deficiency)
                                     ---------------     ---------------     ---------------     ---------------

Balance, March 1, 2000               $    (2,403,928)             39,975     $       (42,454)    $       209,822

Common stock issued for services                --                  --                  --                 1,900

Net loss                                    (276,937)               --                  --              (276,937)
                                     ---------------     ---------------     ---------------     ---------------

Balance, February 28, 2001                (2,680,865)             39,975             (42,454)            (65,215)

Contributed services                            --                  --                  --                15,000

Net loss                                     (92,959)               --                  --               (92,959)
                                     ---------------     ---------------     ---------------     ---------------

Balance, February 28, 2002           $    (2,773,824)             39,975     $       (42,454)    $      (143,174)
                                     ===============     ===============     ===============     ===============



                        See notes to financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                                     Years Ended
                                                                                                      February 28,
                                                                                         -----------------------------------
                                                                                               2002                2001
                                                                                         ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $       (92,959)    $      (276,937)
                                                                                         ---------------     ---------------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                                                                6,456               6,456
       Asset impairment                                                                          100,000             384,062
       Non-cash compensation                                                                      15,000               1,900
       Increase in assets:
         Inventory                                                                                (1,117)             (5,836)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                                   (13,740)              8,510
                                                                                         ---------------     ---------------
                                                                                                 106,599             395,092
                                                                                         ---------------     ---------------
       Net cash provided by operating activities                                                  13,640             118,155
                                                                                         ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due from (to) affiliates                                                                       (9,834)            (92,264)
   Increase in stockholders' loans                                                                 1,500                --
   Decrease in stockholders' loans                                                                  --               (31,500)
                                                                                         ---------------     ---------------
       Net cash used in financing activities                                                      (8,334)           (123,764)
                                                                                         ---------------     ---------------

NET INCREASE (DECREASE) IN CASH                                                                    5,306              (5,609)

CASH AND CASH EQUIVALENTS, beginning of year                                                         587               6,196
                                                                                         ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of year                                                   $         5,893     $           587
                                                                                         ===============     ===============






                        See notes to financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        TWO YEARS ENDED FEBRUARY 28, 2002


1.       Description of Business and Basis of Presentation:

         The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the eastern part of the United States. -

         The Company has incurred an accumulated deficit of approximately $2,774,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (Notes 3 and 4) create an uncertainty as to the USBL's ability to continue as a going concern.

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

         d. Revenue recognition

         The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions is recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. As described more fully in Note 4, management recorded the advertising due bills received in exchange for initial franchise fees based upon the value of the franchises sold. The offering price of a new franchise at February 28, 2002 was $300,000.

2.       Summary of Significant Accounting Policies:  (Cont'd)

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

         e. Income taxes

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $691,000) resulting from the net operating loss carryforward.

         As of February 28, 2002, a net operating loss carryforward of approximately $1,728,000 is available through February 28, 2020 to offset future taxable income.

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

         g. Advertising costs

         Advertising costs are expensed as incurred and were approximately $5,000 and $20,000 for the years ended February 28, 2002 and 2001, respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standards market price of air time available to third party entities.

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

2.       Summary of Significant Accounting Policies:  (cont'd)

         j. Referee fees

         The Company's principal obligation under the franchise agreements is to provide referees for the league.

         k. Other accounting pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Statement No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. Statement No. 141 is effective for the Company July 1, 2001. Statement No. 142 will be effective for the Company March 1, 2002. In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. Statement No. 144 establishes an accounting model for impairment or disposal of long-lived assets including discontinued operations. The Company is currently evaluating the impact of Statement Nos. 141, 142, 143 and 144. The Company does not believe that these pronouncements will have a material effect on the financial statements.


3.       Related Party Transactions:

         The Company has entered into the following transactions with related parties:

         a. The USBL's president, personally, through family members and other entities controlled by the family (the "Meisenheimer Group"), controls approximately 81% of the USBL's common stock and 100% of the Company's preferred stock.

         b. As of February 28, 2002, loans payable to stockholders, including interest, approximated $271,000. Interest rates on these obligations are 6% per annum.

         c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group approximating $190,000 in 2002 and $233,000 in 2001, respectively. These revenues include initial franchise fees, continuing franchise fees, and advertising fees.

         d. Consulting fees for each of the years ended February 28, 2002 and 2001 included $90,000 for consulting services provided by Meisenheimer Capital, Inc. ("MCI").

         e. The Company leases its office space from Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH"), a wholly-owned subsidiary of MCI. Rent expense on this operating lease approximated $30,000 for each of the years ended February 28, 2002 and 2001. In December 2000 the Company entered into a two year lease extension with MCREH, which provides for monthly lease payments of $2,500.

         At February 28, 2002, the Company is in negotiations wherein MCREH would transfer this property, and an assignment of the underlying mortgage payable, in order to reduce the net amount due from the Meisenheimer Group.

         f. Amounts included in due to affiliates in the accompanying balance sheet represent advances from and accrued charges due to members of the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.

         g. An officer/shareholder contributed management services to the Company for no consideration during the period September 1, 2001 through February 28, 2002. The Company recorded a charge to operations for these services of $15,000. Prior to September 1, 2001 management services were recorded under management agreement with Meisenheimer Capital, Inc.


4.       Non-Cash Transactions:

         The USBL entered into the following non-cash transactions during the fiscal year ended February 28, 2002:

         o The Company received $165,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees.

         The USBL entered into the following non-cash transactions during the fiscal year ended February 29, 2001:

         o The Company received $132,000 of consulting services and promotional services, in lieu of cash, as consideration for franchise fees.

         In prior periods the Company received advertising due bills as consideration for the sale of rights to franchises. The advertising due bills can be traded for various goods and services and can be assigned, sold, or transferred, but are not recognized as currency in the United States. The Company adjusted the carrying value of the due bills, resulting in noncash impairment losses approximating $100,000 and $384,000 during the years ended February 28, 2002 and 2001, respectively.


5.       Stockholders' Equity:

         a. Capitalization

         The Company's authorized capital consists of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock. All stock has a $.01 par value. Each share of common stock has one vote, and each share of preferred stock has five votes and is entitled to a 2% non-cumulative annual dividend.

         b. Treasury stock

         As of February 28, 2002, the Company has acquired 39,975 shares of its own stock, valued at approximately $42,400, in order to facilitate compensatory stock grants to employees. These shares are considered treasury and have been valued at cost.

         c. Stock/warrant issuances

         During the year ended February 28, 2001, the Company granted 2000 shares (valued at $1,900) of common stock, to employees for services. The value of these shares was charged to operations in the year of issuance.

         d. Stock/warrants

         The Company provided each of its two officers options to purchase 20,000 shares annually. These options were granted on the first of each year and have an exercise price equal to the fair market value on the date of grant. These options expire January 2006 or nine months after the retirement of the officer. There are 40,000 such options outstanding as of February 28, 2002. This Plan was terminated during the fiscal year ended February 28, 1998.


6.       Supplementary Cash Flow Information:

         No cash was paid for interest for the years ended February 28, 2002 and 2001.

         During the years ended February 28, 2002 and 2001, the Company incurred noncash charges to operations in connection with impairment losses on advertising due bills of $100,000 and $384,062, respectively.


7.       Fair Value of Financial Instruments:

         The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

         Current Assets and Current Liabilities: The carrying amount of cash, current receivables and current payables approximate their fair value.


8.       Other Revenues:

         Other revenues consist principally of souvenir sales and miscellaneous fees charged to team owners.

                                   SIGNATURES


                  In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.





                            /S/  UNITED STATES BASKETBALL LEAGUE, INC..
                            ---------------------------------------------
                                   Registrant

                            By:  /S/ Daniel T. Meisenheimer, III
                            ----------------------------------------------------
                            Daniel T. Meisenheimer, III, Chief Executive Officer


Date: June 10, 2002