Form 10QSB
period 2002-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2002-08-01
CIK 764630

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                                Commission File Number
       May 31, 2002                                               1-15913


                      UNITED STATES BASKETBALL LEAGUE, INC.
                                  46 Quirk Road
                           Milford, Connecticut 06460
                                Tel: 203-877-9501


        Delaware                                         06-1120072
(State of Incorporation)                    (I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes x           No
                                      ----           ----


As of July 15, 2002, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                      UNITED STATES BASKETBALL LEAGUE, INC.


                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Unaudited Financial Statements:

                  Balance Sheets - May 31, 2002
                  and February 28, 2002 . . . . . . . . . . . . . . . . . . 4

                  Statements of Operations for the
                  Three Months Ended
                  May 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . 5

                  Statement of Stockholders' Deficiency for
                  the Three Months Ended May 31, 2002 . . . . . . . . . . . 6

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended May 31, 2002 and 2001  . . . . . . . . 7

                  Notes to Consolidated Financial Statements . . . . . . 8-11


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . 12-13


PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  14-15

                      UNITED STATES BASKETBALL LEAGUE, INC.

                              FINANCIAL STATEMENTS

                               THREE MONTHS ENDED

                                  MAY 31, 2002

                      UNITED STATES BASKETBALL LEAGUE, INC.
                                 BALANCE SHEETS


                                                                          May 31,                 February 28,
                                                                           2002                       2002
                                                                          -------                 ------------
                                                                        (Unaudited)
         ASSETS


CURRENT ASSETS:
         Cash                                                          $        9,998            $        5,893
         Due from affiliates                                                  384,664                   364,692
         Inventory                                                             30,511                    30,651
         Other current assets                                                   2,567                     5,300
                                                                       --------------            --------------
                  Total current assets                                        427,740                   406,536

EQUIPMENT, net                                                                    848                     2,462
                                                                       --------------            --------------


                                                                       $      428,588            $      408,998
                                                                       ==============            ==============


         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                         $       76,964            $       61,241
         Due to affiliates                                                    226,867                   219,367
         Loans payable - stockholders                                         275,637                   271,564
                                                                       --------------            --------------
                  Total current liabilities                                   579,468                   552,172
                                                                       --------------            --------------

STOCKHOLDERS' DEFICIENCY
         Common stock, $0.01 par value 30,000,000
           shares authorized; 3,485,502 shares issued
           and outstanding                                                     34,855                    34,855
         Preferred stock $0.01 par value 2,000,000 shares
           authorized; 1,105,679 shares issued and
            outstanding                                                        11,057                    11,057
         Additional paid-in-capital                                         2,627,192                 2,627,192
         Deficit                                                           (2,781,530)               (2,773,824)
         Treasury stock, at cost; 39,975 shares                               (42,454)                  (42,454)
                                                                       --------------            --------------
                  Total stockholders' deficiency                             (150,880)                 (143,174)
                                                                       --------------            --------------

                                                                       $      428,588            $      408,998
                                                                       ==============            ==============

                        See notes to financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                       Three Months Ended
                                                                       ------------------
                                                           May 31,                           May 31,
                                                            2002                              2001
                                                            ----                              ----
REVENUES:
   Initial franchise fees                            $          55,000                  $        70,000
   Continuing franchise fees                                    94,642                           50,000
   Sponsorship/Advertising                                      55,000                           35,000
   Other                                                        11,929                            2,469
                                                     -----------------                  ---------------
                                                               216,571                          157,469
                                                     -----------------                  ---------------

OPERATING EXPENSES:
   Consulting                                                   62,640                           52,431
   Team expenses                                                 3,185                           32,716
   Advertising                                                  52,326                           20,317
   Salaries                                                     14,700                           12,000
   Travel                                                       24,533                           10,196
   Depreciation                                                  1,614                            1,614
   Professional fees                                             3,450                            2,455
   Other                                                        57,808                           39,889
                                                     -----------------                  ---------------
                                                               220,256                          171,618

         Loss from operations                                   (3,685)                         (14,149)
                                                     -----------------                  ---------------

OTHER INCOME (EXPENSES):
   Interest expense                                             (4,073)                          (1,350)
   Interest income                                                  52                               12
                                                     -----------------                  ---------------
                                                                (4,021)                          (1,338)
                                                     -----------------                  ---------------

         NET (LOSS)                                  $          (7,706)                 $       (15,487)
                                                     =================                  ===============

         NET INCOME PER SHARE                        $               -                  $             -
                                                     =================                  ===============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                 3,445,527                        3,445,527
                                                     =================                  ===============


                        See notes to financial statements

                      UNITED STATES BAKSETBALL LEAGUE, INC.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                   (Unaudited)



                                 Common Stock             Preferred Stock
                            ----------------------   -----------------------   Additional                             Total
                            Shares                   Shares                    Paid-in                    Treasury    Stockholders'
                            Outstanding    Amount    Outstanding    Amount     Capital        Deficit       Stock     Deficiency
                            -----------    ------    -----------    ------     ----------     -------     --------    ----------
Balance, March 1, 2002      3,485,502      $34,855   1,105,679      $11,057    $2,627,192   $(2,773,824)  $(42,454)   $(143,174)

Net Loss                         -            -           -            -             -           (7,706)      -          (7,706)
                            ---------      -------   ---------      -------    ----------   ------------  ---------   ----------

Balance, May 31, 2002       3,485,502      $34,855   1,105,679      $11,057    $2,627,192   $(2,781,530)  $(42,454)   $(150,880)
                            =========      =======   =========      =======    ==========   ============  =========   ==========


                        See notes to financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                  Three Months Ended
                                                                            May 31,                May 31,
                                                                             2002                   2001
                                                                             ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                       $       (7,706)        $      (15,487)
                                                                        --------------         --------------
         Adjustments to reconcile net loss to
           net cash provided by (used in) operating activities:
                  Depreciation                                                   1,614                  1,614
                  Decrease in assets:
                    Inventory                                                      140                      -
                  other current assets                                           2,733                      -
                  Increase in liabilities:
                    Accounts payable and accrued expenses                       15,723                    970
                                                                        --------------         --------------
                                                                                20,210                  2,584
                                                                        --------------         --------------
         Net cash provided by (used in) operating activities                    12,504                (12,903)
                                                                        --------------         --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         (Decrease) Increase due from (to) affiliates                          (12,472)                18,615
         Increase (Decrease) in stockholders' loans                              4,073                 (3,250)
                                                                        --------------         --------------
                  Net cash (used in) provided by financing
                    activities                                                  (8,399)                15,365
                                                                        --------------         --------------

NET INCREASE  IN CASH                                                            4,105                  2,462

CASH AND CASH EQUIVALENTS, beginning of period                                   5,893                    587
                                                                        --------------         --------------

CASH AND CASH EQUIVALENTS, end of period                                $        9,998         $        3,049
                                                                        ==============         ==============


                        See notes to financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         THREE MONTHS ENDED MAY 31, 2002



1)       Description of Business and Basis of Presentation:

             The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

             The Company has incurred an accumulated deficit of approximately $2,782,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 4 and 5) create an uncertainty as to the USBL's ability to continue as a going concern.

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

             The accompany unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 2002 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2003. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2002.

2)       Summary of Significant Accounting Policies:

         a.       Income taxes

                  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets (approximating $691,000) resulting from the net operating loss carryforward.

                  As of May 31, 2002, a net operating loss carryforward of
             approximately $1,735,000 is available through May 31, 2020 to offset future taxable income.

         b.       Advertising costs

                  Advertising costs are expensed as incurred and were
             approximately $52,326 and $20,317 for the three months ended May 31, 2002 and May 31, 2001 respectively.


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

3.       Equipment:

         Equipment, at cost, consists of the following

                                                       May 31,     February 28,
                                                        2002           2002
                                                      -------        -------
                                                    (Unaudited)

         Equipment                                    $ 8,606         $ 8,606
         Transportation equipment                      46,120          46,120
                                                      -------         -------
                                                       54,726          54,726
         Less accumulated depreciation                 53,878          52,264
                                                      -------         -------

                                                      $   848         $ 2,462
                                                      -------         -------

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

            The Company is a majority-owned subsidiary (60.6%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. is an entity in the Meisenheimer Group.

         b. As of May 31, 2002, loans payable to stockholders, including interest, approximated $276,000. As of February 28, 2002, loans payable to stockholders approximated $272,000. Interest rates on these obligations are 6% per annum.


         c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $64,800 and $70,000 for the three months ended May 31, 2002 and May 31, 2001 respectively.

         d. Consulting fees for the three months ended May 31, 2002 included $45,000 for consulting services provided by Meisenheimer Capital, Inc. Such consulting services were received by the Company in lieu of cash, as consideration for certain franchise fees and are included in revernues as described above.

         e. The Company leases its office from Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH"), a wholly-owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totaled $7,500 for the three months ended May 31, 2002 and May 31, 2001. The Company is in negotiations wherein MCREH would transfer to the Company this property, and an assignment of the underlying mortgage payable, in order to reduce the net amount due from the Meisenheimer Group.


5.       Non-Cash Transactions:

         The Company receives consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise and advertising fees. The value of this consideration approximated $95,000 and $65,000 for the three months ended May 31, 2002 and 2001, respectively. Included in this amount for the three months ended May 31, 2002 is approximately $45,000 of consulting services provided by Meisenheimer Capital, Inc., an affiliate and related party.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2002 AS COMPARED TO MAY 31, 2001

Initial franchise fees for the three months ended May 31, 2002 approximated $55,000 as compared to $70,000 for May 31, 2001. The difference is due to the fact that in the prior quarter the Company received an installment payment of a franchise fee, whereas in the current quarter no installment payment was due. No new franchises were sold in the May 31, 2002 quarter. Continuing franchise fees were $94,642 for May 31, 2002 as compared to $50,000 for the comparable period in 2001. This increase was the result of a new Company policy to collect continuing franchise fees earlier in the season. Sponsorship-Advertising revenues increased by $20,000 from $35,000 as of May 31, 2001 to $55,000 for May 31, 2002. This reflects a more aggressive advertising campaign by the Company. Overall, the Company's revenues increased from $157,469 as of May 31, 2001 to $216,571 as of May 31, 2002, a 37% increase. This increase was due to the factors described above.

Operating expenses increased from $171,618 as of May 31, 2001 to $220,256 as of May 31, 2002. With respect to the components of this increase, the major increase was in advertising costs of $52,326 as of May 31, 2002 as compared to $20,317 as of May 31, 2001, a $32,009 increase. During the first quarter, the Company embarked on a more aggressive advertising program to bring in more attendance and to achieve greater League recognition. The Company spent funds on Internet advertising, direct mail advertising and other market materials. The other areas of increase were travel expenses, and other miscellaneous expenses which totaled $82,341 for May 31, 2002 as compared to $50,085. a $32,256 increase. This increase was the result of increased travel expenses to develop sales, an increase in referee fees and the cost of additional part time personnel to help with statistics and League public relations.

Net loss for the three months ended May 31, 2002 was $7,706 as compared to a net loss of $15,487 for the three months ended May 31, 2001. The decrease in the net loss reflects a slight improvement in operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately $152,000 at May 31, 2002.

The Company's statement of cash flows reflects cash provided by operations of approximately $12,500, consisting principally of a net loss of $7,700 offset by a decrease in other current assets of approximately $2,700 and an increase in accounts payable and accrued expenses of approximately $15,700 during the three months ended May 31, 2002. Net cash used in financing activities approximated $8,400 consisting of a net decrease in amounts due to affiliates of approximately $12,400 and an increase in stockholders' loans of approximately $4,000.

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

Item 5.  Other Information

The Company was late filing this Report on Form 10-Q.

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

                                     UNITED STATES BASKETBALL LEAGUE, INC.
                                     (Registrant)

                                      /s/ Daniel T. Meisenheimer III
                                     -------------------------------------------
                                          Daniel T. Meisenheimer III
                                          Chairman and President

                                      /s/ Richard C. Meisenheimer
                                     -------------------------------------------
                                          Richard C. Meisenheimer
                                          Vice President, Secretary and Director

Date: July 31, 2002