Form 10QSB
period 2002-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2002-10-21
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549


                             FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended                               Commission File Number
   August 31, 2002                                              1-15913


                    UNITED STATES BASKETBALL LEAGUE, INC.
                             46 Quirk Road
                        Milford, Connecticut 06460
                           Tel: 203-877-9501


Delaware                                                             06-1120072
State of Incorporation)                    (I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes x                No





As of October 1, 2002, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                    UNITED STATES BASKETBALL LEAGUE, INC.


                                 INDEX

                                                                       PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements:

                  Balance Sheets - May 31, 2002
                  and February 28, 2002  . . . . . . . . . . . . . . . . 3

                  Statements of Operations for the
                  Three Months and Six Months Ended
                  August 31, 2002 and 2001 . . . . . . . . . . . . . . . 4

                  Statement of Stockholders' Deficiency for
                  the Six Months Ended August 31, 2002 . .  . . . . . . .5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended August 31, 2002 and 2001 . . . . . . .6

                  Notes to Consolidated Financial Statements . . . . . . 7-8


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . .   9-10


Item 3            Controls and Procedures . . . . . . . . . . . . . . . 10

PART II.          OTHER INFORMATION . . . . . . . . . . . . . . . . . . 10-11

                   UNITED STATES BASKETBALL LEAGUE, INC.
                              BALANCE SHEETS

                                         August 31,                February 28,
                                            2002                        2002
                                         --------                --------------
     ASSETS                             (Unaudited)
     ------

CURRENT ASSETS:
         Cash                     $        3,996            $        5,893
         Due from affiliates             387,342                   364,692
         Inventory                        30,491                    30,651
         Other current assets              2,567                     5,300
                                      --------------           ----------------
                  Total current assets   424,396                   406,536

EQUIPMENT, net                             -0-                       2,462
                                     -----------------          --------------

                                   $     424,396             $     408,998
                                      =============             =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses                     $       98,064             $      61,241
         Due to affiliates               249,367                   219,367
         Loans payable-stockholders      277,539
                                      --------------              --------
271,564
  Total current liabilities              624,970                   552,172
                                      --------------            -------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.01 par value
   30,000,000 shares authorized;
   3,485,502 shares issued
   and outstanding                        34,855                    34,855
  Preferred stock $0.01 par value
   2,000,000 shares authorized;
   1,105,679 shares issued and
   outstanding                            11,057                    11,057
  Additional paid-in-capital           2,627,192                 2,627,192
         Deficit                      (2,831,224)               (2,773,824)
         Treasury stock, at cost;
         39,975 shares                   (42,454)                  (42,454)
                                    -----------------         ----------------
  Total stockholders' deficiency        (200,574)                 (143,174)
                                     ----------------         ----------------

                                 $       424,396            $      408,998
                                     ===============           ==============



                             See notes to financial statements






                              UNITED STATES BASKETBALL LEAGUE, INC.

                                     STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                    Three Months Ended                Six Months Ended
                                August 31,          August 31,       August 31,    August 31,
                                  2002                2001              2002           2001


REVENUES:
 Initial franchise fees      $   45,000          $    80,000         $ 100,000   $ 150,000
   Continuing franchise fees     97,896               65,277           192,538     115,277
   Sponsorship/Advertising       21,000               30,000            76,000      65,000
   Other                          5,080                1,104            17,009       3,573
                                 ------               ------           -------     -------
                                168,976              176,381           385,547     333,850
                                -------              -------           -------     -------
OPERATING EXPENSES:
   Consulting                    50,733               53,653           113,373     106,084
   Team expenses                 41,744               47,532            44,929      80,248
   Referees                      48,952               26,525            73,007      40,990
   Advertising                      495                1,934            52,821      22,251
   Salaries                      14,646               11,000            29,346      23,000
   Travel                        31,654               19,773            56,187      29,969
   Depreciation                     848                1,614             2,462       3,228
   Professional fees              2,950                  685             6,400       3,140
   Other                         22,551               24,983            56,304      50,407
                                -------               ------            ------      ------
                                214,573              187,699           434,829     359,317
                                -------              -------           -------     -------

(Loss) Income from operations   (45,597)             (11,318)          (49,282)    (25,467)
                                 ------               ------            ------      ------
OTHER INCOME (EXPENSES):

   Interest expense              (4,102)              (1,850)           (8,175)     (3,200)
   Interest income                    5                   31                57          43
                                 ------               ------             ------     -------

                                 (4,097)              (1,819)           (8,118)     (3,157)

NET (LOSS)                  $   (49,694)        $    (13,137)         $(57,400)   $(28,624)
                                -------               ------           --------   --------

NET (LOSS) PER SHARE        $      (.02)        $       (.01)         $   (.02)   $   (.01)
                                --------              -------         ---------   ---------

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING            3,445,527            3,445,527         3,445,527   3,445,527
                              =========            =========         =========   =========


                                                     See notes to financial statements








                                               UNITED STATES BASKETBALL LEAGUE, INC.

                                               STATEMENT OF STOCKHOLDERS' DEFICIENCY



                                Common Stock              Preferred Stock            Additional                          Total
                            ----------------------        -----------------------
                            Shares                        Shares                     Paid-in                 Treasury  Stockholders'
                            Outstanding      Amount       Outstanding      Amount    Capital      Deficit    Stock     Deficiency

Balance, March 1, 2002      3,485,502       $34,855       1,105,679       $11,057   $2,612,192 $(2,773,824) $(42,454)  $(143,174)

Net Loss                        -              -              -               -         -          (57,400)     -        (57,400)
                            -----------     -------       ----------      -------   ----------  -----------  --------   ---------

Balance August 31, 2002     3,485,502       $34,855       1,105,679       $11,057   $2,627,192 $(2,831,224)  $(42,454) $(200,574)





                                            See notes to financial statements

                       UNITED STATES BASKETBALL LEAGUE, INC.
                              STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Six Months Ended

                                                 August 31,         August 31,
                                                   2002                2001
                                                  ------             ------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                $(57,400)        $  (28,624)
                                                ------------      ------------
         Adjustments to reconcile net loss to
           net cash used in operating activities:
                Depreciation                         2,462             3,228
                  (Increase) Decrease in assets:
                    Inventory                          160            (1,117)
                    Other current assets             2,733               -0-
                  Increase in liabilities:
                    Accounts payable and accrued
                    expenses                        36,823             7,039
                                                ------------     ------------
                                                    42,178             9,150
                                                -------------    -------------
         Net cash used in operating activities     (15,222)          (19,474)
                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease due from (to) affiliates           7,350            33,070
         Increase (decrease) in stockholders'
         loans                                       5,975           (13,400)
                                               --------------    --------------
           Net cash provided by financing
             activities                             13,325            19,670
                                              ---------------    --------------

NET (DECREASE) INCREASE IN CASH                     (1,897)              196

CASH AND CASH EQUIVALENTS, beginning of
  period                                             5,893               587
                                             -----------------  ---------------

CASH AND CASH EQUIVALENTS, end of period       $     3,996          $    783
                                             =================  ===============




                            See notes to financial statements

                       UNITED STATES BASKETBALL LEAGUE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED AUGUST 31, 2002



1) Description of Business and Basis of Presentation:

                    The United States Basketball League, Inc. (the "USBL" or the
             "Company") operates a professional summer basketball league through franchises located in the United States.

                    The Company has incurred an accumulated deficit of
             approximately $2,831,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 3 and 4) create an uncertainty as to the USBL's ability to continue as a going concern.

                    The Company is making efforts to raise equity capital,
             revitalize the league and market new franchises; however, there can be no assurance that the USBL will be successful in accomplishing its objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

                    The accompanying unaudited condensed financial statements
             have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 31, 2002 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2003. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2002.



2) Summary of Significant Accounting Policies:

                    a.     Income taxes

                             Deferred tax assets and liabilities are determined
             based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets (approximating $711,000) resulting from the net operating loss carryforward.

                             As of August 31, 2002, a net operating loss
             carryforward of approximately $1,785,000 is available through August 31, 2020 to offset future taxable income.

                    b.     Advertising costs

                             Advertising costs are expensed as incurred and were
             $52,821 and $22,251 for the six months ended August 31, 2002 and August 31, 2001 respectively.

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

                  The Company is a majority-owned subsidiary (60.6%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. is an entity in the Meisenheimer Group.

         b. As of August 31, 2002, loans payable to stockholders, including interest, approximated $278,000. As of February 28, 2002, loans payable to stockholders approximated $272,000. Interest rates on these obligations are 6% per annum.

         c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $170,600 and $198,000 for the six months ended August 31, 2002 and August 31, 2001 respectively.

         d. The Company leases its office from Meisenheimer Capital Real Estate Holdings, Inc., a wholly-owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totaled $15,000 for the six months ended August 31, 2002 and August 31, 2001.


4. Non-Cash Transactions:

         The Company receives consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise and advertising fees. The value of this consideration approximated $208,000 and $110,000 for the six months ended August 31, 2002 and 2001, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED AUGUST 31, 2002 AS COMPARED TO AUGUST 31, 2001

Initial franchise fees for the six months ended August 31, 2002 totaled $100,000 as compared to $150,000 for the comparable period in 2001. The difference is a result of slower collections from certain franchises who are obligated to make installment payments. No new franchises were sold in the six month period ended August 31, 2002. Continuing franchise fees approximated $192,500 for August 31, 2002 as compared to $115,300 for the comparable period in 2001. This increase was the result of a new Company policy to collect continuing franchise fees earlier in the season. Sponsorship and advertising revenues approximated $76,000 from $65,000 for the six months ended August 31, 2002 and 2001, respectively. The increase reflects a sponsorship received from an airline in 2002. Overall, the Company's revenues increased from $333,900 for the six months ended August 31, 2001 to $385,500 for the six months ended August 31, 2002, a 15% increase. This increase was due to the factors described above.

Operating expenses increased from $359,300 for the six months ended August 31, 2001 to $434,800 for the six months ended August 31, 2002. With respect to the components of this increase, the Company incurred advertising costs of $52,800 for the six months ended August 31, 2002 as compared to $22,300 for the comparable period in 2001, a $30,670 increase. During the first quarter, the Company embarked on a more aggressive advertising program to bring in more attendance and to achieve greater League recognition. The Company spent funds on Internet advertising, direct mail advertising and other market materials. Another expense that increased was referee expense, which approximated $73,000 and $41,000 for the six months ended August 31, 2002 and 2001, respectively. This increase reflects higher per game fees paid to the referees in the current period. The other area of increase was travel expense, which totaled $56,200 for August 31, 2002 as compared to $30,000, a $26,200 increase. This increase was the result of increased costs incurred for teams to travel to the championship series.

Net loss for the six months ended August 31, 2002 was $57,400 as compared to a net loss of $28,600 for the six months ended August 31, 2001. The increase reflects the higher marketing and referee costs incurred in 2002.

THREE MONTHS ENDED AUGUST 31, 2002 AS COMPARED TO AUGUST 31, 2001

Initial franchise fees for the three months ended August 31, 2002 totaled $45,000 as compared to $80,000 the comparable period in 2001. The difference is a result of slower collections from certain franchises who are obligated to make installment payments. No new franchises were sold in the three month period ended August 31, 2002. Continuing franchise fees approximated $97,900 for the three months ended August 31, 2002 as compared to $65,300 for the comparable period in 2001. This increase was the result of a new Company policy to collect continuing franchise fees earlier in the season. Sponsorship and advertising revenues approximated $21,000 and $30,000 for the three months ended August 31, 2002 and 2001, respectively. Overall, the Company's revenues decreased from $176,000 for the three months ended August 31, 2001 to $169,000 for the six months ended August 31, 2002, a 4% increase. This increase was due to the factors described above.

Operating expenses increased from $187,700 for the three months ended August 31, 2001 to $214,600 for the three months ended August 31, 2002. With respect to the components of this increase, a major increase was in referee expenses, which approximated $49,000 and $26,500 for the three months ended August 31, 2002 and 2001, respectively. The increase reflects higher per game fees paid to the referees in the current period. The other area of increase was travel expense, which totaled $31,700 for August 31, 2002 as compared to $19,800 for August 31, 2001, a 60% increase. This increase was the result of increased costs incurred for teams to travel to the championship series.

Net loss for the three months ended August 31, 2002 was $49,700 as compared to a net loss of $13,100 for the three months ended August 31, 2001. The increase reflects the higher costs incurred in 2002 as described above.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately $201,000 at August 31, 2002.

The Company's statement of cash flows reflects cash used in operations of approximately $15,200, consisting principally of a net loss of $57,400 offset by an increase in accounts payable and accrued expenses of approximately $36,800. Net cash provided by financing activities approximated $13,300, consisting of a net decrease in amounts due from affiliates of approximately $7,300 and an increase in stockholders' loans of approximately $6,000.

The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise and if attendance has been poor, USBL has from time to time only received partial payment and in some cases, no payments at all. Since potential revenues are predicated on attendance, USBL cannot project future cash flows or liquidity. If any capital deficiencies should arise, however, the Company will look to affiliates for financial assistance

Item 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b)      Changes in internal controls. Not applicable.

Part II   OTHER INFORMATION

Item 1.           Legal Proceedings

There are no legal proceedings pending or threatened.

Item 2.           Changes in Securities

N/A

Item 3.           Defaults upon Senior Securities

N/A

Item 4.           Submission of Matters to a Vote of Shareholders

During the six months ended August 31, 2002, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

                                           UNITED STATES BASKETBALL LEAGUE,
                                           INC.
                                           (Registrant)

                                           /s/ Daniel T. Meisenheimer III
                                               Daniel T. Meisenheimer III
                                               Chairman and President

                                           /s/ Richard C. Meisenheimer
                                               Richard C. Meisenheimer
                                               Vice President, Secretary
                                                and Director

Date: October 18, 2002

CERTIFICATIONS

I, Daniel T. Meisenheimer III, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of United States Basketball League;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002


    S/ Daniel T. Meisenheimer, III
-----------------------------------------
         Daniel T. Meisenheimer, III

         Chief Executive Officer



I, Richard C. Meisenheiemr, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of United States Basketball
     League;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002


    S/ Richard C. Meisenheimer
         Richard C. Meisenheimer
         Chief Financial Officer



The undersigned hereby certifies in his capacity as an officer of United States Basketball League, Inc. (the Company) that the Quarterly Report of the Company on Form 10QSB for the three months ended August 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects, the financial condition of the Company at the end of such quarter and the results of operations of the Company for such quarter.

Dated: October 18, 2002

   S/ Daniel C. Meisenheimer, III
         Daniel C. Meisenheimer, III
         Chief Executive Officer


The undersigned hereby certifies in his capacity as an officer of United States Basketball League, Inc. (the Company) that the Quarterly Report of the Company on Form 10QSB for the three months ended August 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects, the financial conditoin of the Company at the end of such quarter and the results of operations of the Company for such quarter.

Dated: October 18, 2002



    S/ Richard C. Meisenheimer
       Richard C. Meisenheimer
       Chief Financial Officer