Form 10QSB
period 2002-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2003-01-21
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549


                                FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                              Commission File Number
    November 30, 2002                                          1-15913


                  UNITED STATES BASKETBALL LEAGUE, INC.
                            46 Quirk Road
                      Milford, Connecticut 06460
                         Tel: 203-877-9501


       Delaware                                           06-1120072
(State of Incorporation)                    (I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                      ---------




As of January 6, 2003, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                   UNITED STATES BASKETBALL LEAGUE, INC.


                                INDEX

                                                                           PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements:

Balance Sheets - November 30, 2002
and February 28, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3


Statements of Operations for the
Three Months and Nine Months Ended
November 30, 2002 and 2001 . . . . . . . . . . . . .  . . . . . . . . . . . . .4

Statement of Stockholders' Deficiency for
the Nine Months Ended November 30, 2002  . . . . . . . . . . . . . . . . . . . 5

Consolidated Statements of Cash Flows for the
Nine Months Ended November 30, 2002 and 2001. . . . . . . . . . . . . . . . . .6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 7-9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . .   10-12


Item 3   Controls and Procedures . . . . . . . . . . . . . . . . . . .  . . . 12

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 12

                       UNITED STATES BASKETBALL LEAGUE, INC.
                                BALANCE SHEETS

                                       November 30,                February 28,
                                           2002                        2002
                                         --------                --------------
     ASSETS                                                        (Unaudited)
    ------

CURRENT ASSETS:
         Cash                       $       6,771             $        5,893
         Due from affiliates              386,380                    364,692
         Inventory                         33,617                     30,651
         Other current assets                 600                      5,300
                                     ---------------           ----------------
         Total current assets             427,368                    406,536

EQUIPMENT, net                              -0-                        2,462
                                    -----------------          ----------------
                                    $     427,368             $      408,998
                                      =============             ===============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses  $   82,958            $        61,241
Due to affiliates                         261,867                    219,367
         Loans payable - stockholders     279,674                    271,564
                                        --------------            -------------
Total current liabilities                 624,499                    552,172
                                       --------------            -------------

STOCKHOLDERS' DEFICIENCY
Common stock, $0.01 par value
30,000,000 shares authorized;
3,485,502 shares issued
and outstanding                            34,855                     34,855

Preferred stock $0.01 par value
2,000,000 shares authorized;
1,105,679 shares issued and
outstanding                                11,057                     11,057

Additional paid-in-capital              2,627,192                  2,627,192
  Deficit                              (2,827,781)                (2,773,824)
  Treasury stock, at cost;
  39,975 shares                           (42,454)                   (42,454)
                                     ----------------          ----------------
Total stockholders' deficiency           (197,131)                  (143,174)
                                     ----------------          ----------------

                                  $       427,368            $       408,998
                                      ===============           ===============



                                         See notes to financial statements


                      UNITED STATES BASKETBALL LEAGUE, INC.
                         STATEMENTS OF OPERATIONS
                                 (Unaudited)

                          Three Months Ended                  Nine Months Ended
                       November 30,      November 30       November 30    November 30
                           2002             2001               2002           2001

REVENUES
Initial franchise fees   $ 60,000         $20,000           $160,000       $170,000
Annual franchise fees      24,406          71,935            216,944        187,212
Sponsorship/Advertising    10,000            -0-              86,000         65,000
Other                       5,221           6,302             22,230          9,875
                         --------         -------            -------        -------
                           99,627          98,237            485,174        432,087
                         --------         -------            -------        -------

OPERATING EXPENSES:
Consulting                 19,030           5,900           132,403         111,984
Team expenses              11,873            -0-             56,802          80,248
Referees                    6,894            -0-             79,901          40,990
Advertising                 1,436           1,510            54,257          23,761
Salaries                   14,700          17,525            44,046          40,525
Travel                      4,362           6,356            60,459          36,325
Depreciation                 -0-            1,614             2,462           4,842
Professional fees          15,974           2,700            22,374           5,840
Asset Impairment             -0-          100,000              -0-          100,000
Other                      17,798          10,561            74,192          60,968
                           ------        ----------        ---------       ----------
                           92,067         146,166           526,896         505,483
                           ------        ----------        ---------       ----------

Income (Loss) from
operations                  7,560         (47,929)          (41,722)        (73,396)
                          --------       ----------        ----------       --------
OTHER INCOME  (EXPENSES):
Interest expense           (4,135)         (1,334)          (12,310)         (4,534)
Interest income                18              41                75              84
                        -------------    -----------       -----------      ---------
                           (4,117)         (1,293)          (12,235)         (4,450)

NET INCOME (LOSS)         $ 3,443       $ (49,222)        $ (53,957)      $ (77,846)
                       --------------   -----------      -------------    ----------

NET INCOME (LOSS)
PER SHARE              $    -0-         $   (.01)          $  (.02)          $ (.02)
                       --------------  --------------    ------------     ----------
WEIGHTED  AVERAGE
NUMBER OF COMMON
SHARES  OUTSTANDING     3,445,527       3,445,527        3,445,527        3,445,527
                      ==============   ==============    ============     ==========


                                   See notes to financial statements




                                    UNITED STATES BASKETBALL LEAGUE, INC.
                                    STATEMENT OF STOCKHOLDERS' DEFICIENCY



                          Common Stock    Preferred Stock               Additional                                         Total
                   ---------------------- -------------------------
                   Shares                 Shares                        Paid-in                          Treasury     Stockholders'
                   Outstanding   Amount   Outstanding      Amount       Capital        Deficit              Stock        Deficiency
                   -----------   ------   -----------      ------       ---------        -------           --------     ----------

Balance, March 1,
2002                3,485,502   $34,855   1,105,679        $11,057     $2,612,192     $(2,773,824)      $(42,454)      $(143,174)
Net Loss               -           -          -               -             -             (53,957)           -           (53,957)


                   ----------- ---------  ---------      ----------   -----------     ------------     -----------

Balance November
30, 2002           3,485,502    $34,855   1,105,679       $11,057      $2,666,149     $(2,827,681)      $(42,454)       $(197,131)



                                                     See notes to financial statements











                       UNITED STATES BASKETBALL LEAGUE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                              Nine Months Ended
                                      November 30,        November 30,
                                         2002                 2001
                                        ------               ------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                          $ (53,957)            $ (77,846)
                                      ---------             ---------
 Adjustments to reconcile net
 (loss) to net cash provided by
 operating activities:
     Depreciation                        2,462                 4,842
     Asset Impairment                     -0-                100,000

     Contributed Services                 -0-                  7,500
     (Increase) Decrease in assets:
       Inventory                        (2,966)               (1,117)
       Other Assets                      4,700                  -0-
     (Decrease) Increase in
     liabilities:
       Accounts payable and
       accrued expenses                 21,717               (19,998)
                                   --------------          --------------
                                        25,913                91,227
                                   --------------          --------------
  Net cash (used for)
  provided by operating
  activities                           (28,044)               13,381
                                   --------------          --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Decrease due from (to)
  affiliates                            20,812                 6,995
  Increase (Decrease) in
  stockholders' loans                    8,110               (11,566)
                                   ---------------         ---------------
Net cash provided by (used in)
financing activities                   28,922                 (4,571)
                                   ---------------         ---------------

NET INCREASE IN CASH                      878                  8,810

CASH AND CASH EQUIVALENTS,
beginning of period                     5,893                    587
                                   ---------------          -------------

CASH AND CASH EQUIVALENTS,
end of period                     $     6,771              $   9,397
                                   ===============          =============

                       UNITED STATES BASKETBALL LEAGUE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 2002

1. Description of Business and Basis of Presentation:

The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

The Company has incurred an accumulated deficit of approximately $2,828,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see notes 3 and 4) create an uncertainty as to the USBL's ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 30, 2002 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2003. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2002.

2. Summary of Significant Accounting Policies:

a.       Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets (approximating $713,000) resulting from the net operating loss carryforwad.

As of November 30, 2002, a net operating loss carryforward of approximately $1,782,000 is available through November 30, 2002 to offset future taxable income.

b) Advertising costs

Advertising costs are expensed as incurred and were $54,257 and $23,761 for the nine months ended November 30, 2002 and November 30, 2001 respectively.

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

The Company is a majority-owned subsidiary (60.6%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. is an entity in the Meisenheimer Group.

b. As of November 30, 2002, loans payable to stockholders, including interest, approximated $280,000. As of February 28, 2002, loans payable to stockholders approximated $272,000. Interest rates on these obligations are 6% per annum.

c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $190,600 and $208,000 for the nine months ended November 30, 2002 and November 30, 2001 respectively.

d. Consulting fees for the nine months ended November 30, 2002 and 2001 included $100,000 and $90.000, respectively, for consulting services provided by Meisenheimer Capital, Inc. Such consulting services were received by the Company in lieu of cash, as consideration for certain franchise fees and are included in revenues as described above.

e. The Company leases its office from Meisenheimer Capital Real Estate Holdings, Inc., a wholly-owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totaled $22,500 for the nine months ended November 30, 2002 and November 30, 2001.

4. Non-Cash Transactions:

The Company receives consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise and advertising fees. The value of this consideration approximated $238,505 and $110,000 for the nine months ended November 30, 2002 and 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

NINE MONTHS ENDED NOVEMBER 30, 2002 AS COMPARED TO NOVEMBER 30, 2001

Initial franchise fees for the nine months ended November 30, 2002 totaled $160,000 as compared to $170,000 for the comparable period in 2001. The difference is a result of slower collections from certain franchises who are obligated to make installment payments. No new franchises were sold in the nine month period ended November 30, 2002. Annual franchise fees approximated $217,000 for November 30, 2002 as compared to $187,000 for the comparable period in 2001. This increase was the result of concerted efforts by the Company to collect continuing franchise fees earlier in the season. Sponsorship and advertising revenues approximated $86,000 from $65,000 for the nine months ended November 30, 2002 and 2001, respectively. The increase reflects a sponsorship received from an airline in 2002. Overall, the Company's revenues increased from $432,000 for the nine months ended November 30, 2001 to $485,000 for the nine months ended November 30, 2002, a 12% increase. This increase was due to the factors described above.

Operating expenses increased from $505,000 for the nine months ended November 30, 2001 to $527,000 for the nine months ended November 30, 2002. With respect to the components of this increase, the 2001 expenses included a charge to operations of $100,000 to reflect the recognition of asset impairments on the value of prepaid advertising credits.

Historically the Company had been carrying advertising credits which they had received as consideration for the reservation of 20 franchises. The Company had not used any significant portion of the credits and the credits expired in the year ending February 28, 2002. For this reason the Company concluded that it was appropriate to adjust the carrying value of the advertising credits to reflect their fair value. As a result, the Company wrote off the value of these credits ($100,000) in the quarter ended November 30, 2001. The Company incurred advertising costs of $54,300 for the nine months ended November 30, 2002 as compared to $23,800 for the comparable period in 2001, a $30,500 increase. During the first quarter, the Company embarked on a more aggressive advertising program to bring in more attendance and to achieve greater League recognition by utilizing Internet advertising, direct mail advertising and other market materials. Another expense that increased was referee expense, which approximated $79,900 and $41,000 for the nine months ended November 30, 2002 and 2001, respectively. This increase reflects higher per game fees paid to the referees in the current period. These increases also reflect the League's decision to expand its support of teams operations. Another area of increase was travel expense, which totaled $60,500 for November 30, 2002 as compared to $36,300, a $24,200 increase. This increase was the result of increased costs incurred for teams to travel to the championship series. Professional fees increase from $5,800 to $22,400, reflecting additional costs incurred in connection with shareholder reporting requirements.

Net loss for the nine months ended November 30, 2002 was $54,000 as compared to a net loss of $77,800 for the nine months ended November 30, 2001. The decrease reflects better collections of annual franchise fees in 2002 offset by the impairment charge recorded in 2001.

THREE MONTHS ENDED NOVEMBER 30, 2002 AS COMPARED TO NOVEMBER 30,
2001

Initial franchise fees for the three months ended November 30, 2002 totaled $60,000 as compared to $20,000 the comparable period in 2001, reflecting better collections from certain franchises who are obligated to make installment payments. No new franchises were sold in the three month period ended November 30, 2002. Annual franchise fees approximated $24,000 for the three months ended November 30, 2002 as compared to $72,000 for the comparable period in 2001. This decrease was the result of a new Company policy to collect annual franchise fees earlier in the season. Sponsorship and advertising revenues approximated $10,000 and $-0- for the three months ended November 30, 2002 and 2001, respectively. Overall, the Company's revenues increased from $98,000 for the three months ended November 30, 2001 to $100,000 for the three months ended November 30, 2002, a 2% increase. This increase was due to the factors described above.

Operating expenses decreased from $146,000 for the three months ended November 30, 2001 to $92,000 for the three months ended November 30, 2002. With respect to the components of this increase, the 2001 expenses included a charge to operations of $100,000 to reflect the recognition of asset impairments on the value of prepaid advertising credits.

Historically the Company had been carrying advertising credits which they had received as consideration for the reservation of 20 franchises. The Company had not used any significant portion of the credits and the credits expired in the year ending February 28, 2002. For this reason the Company concluded that it was appropriate to adjust the carrying value of the advertising credits to reflect their fair value. As a result, the Company wrote off the value of these credits ($100,000) in the quarter ended November 30, 2001. The Company incurred aggregate team expenses and referee fees of $18,900 in the three months ended November 30, 2002. The increase reflects the League's decision to expand its support of teams operations. Professional fees increase from $2,700 to $16,000, reflecting additional costs incurred in connection with shareholder reporting requirements.

Net income for the three months ended November 30, 2002 was $3,400 as compared to a net loss of $49,000 for the three months ended November 30, 2001. The improvement reflects the asset impairment charge recorded in 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately $197,000 at November 30, 2002.

The Company's statement of cash flows reflects cash used in operations of approximately $28,000, consisting principally of a net loss of $54,000 offset by an increase in accounts payable and accrued expenses of approximately $21,700. Net cash provided by financing activities approximated $28,900, consisting of a net decrease in amounts due from affiliates of approximately $20,800 and an increase in stockholders' loans of approximately $8,100.

The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise and if attendance has been poor, USBL has from time to time only received partial payment and in some cases, no payments at all. Since potential revenues are predicated on attendance, USBL cannot project future cash flows or liquidity. While the League did enjoy growth in attendance in its last season, increasing from 217,000 in 2001 to 243,000 in 2002, there can be no assurance about future activity. If any capital deficiencies should arise, however, the Company will look to affiliates for financial assistance


Part II   OTHER INFORMATION

Item 1.           Legal Proceedings

There are no legal proceedings pending or threatened.

Item 2.           Changes in Securities

N/A

Item 3.           Defaults upon Senior Securities

N/A

Item 4.           Submission of Matters to a Vote of Shareholders

During the nine months ended November 30, 2002, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Date: January 17, 2003

CERTIFICATIONS

I, Daniel T. Meisenheimer III, certify that:

I have reviewed the quarterly report on Form 10-QSB of United States Basketball
     League;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4  The  registrant's   other  certifying  officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 17, 2003

                                                S/ Daniel T. Meisenheimer, III
                                                   Daniel T. Meisenheimer, III
                                                   Chief Executive Officer


I, Richard C. Meisenheimer, certify that:

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

Date: January 17, 2003

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

Dated: January 17, 2003

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

Dated: January 17, 2003

S/ Richard C. Meisenheimer
   Richard C. Meisenheimer
   Chief Financial Officer