Form 10KSB
period 2003-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2003-06-16
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                           450 FIFTH STREET, N.W.
                           WASHINGTON, D.C. 20549

                                Form 10-KSB

                     FOR ANNUAL AND TRANSITION REPORTS
                 PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             [X] Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934
                 For the fiscal year ended February 28, 2003
                                      or
             [ ] Transitional Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934
                    For the transition period from to

                     Commission File Number 0-21547

                  UNITED STATES BASKETBALL LEAGUE, INC.
         (Exact Name of registrant as specified in its charter)

         Delaware                                          06-1120072
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                        Identification No.)

  46 Quirk Road, Milford, Connecticut                       06460
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$667,000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

The number of shares of the registrant's Common stock outstanding as of June 3, 2003 was 3,485,502 shares.

The number of shares of the registrant's Preferred stock outstanding as of June 3, 2003 was 1,105,679 shares.

ITEM I.           DESCRIPTION OF BUSINESS

a)       History

The United States Basketball League ("USBL", "we" or the "Company") was incorporated in Delaware in May, 1984 as a wholly-owned subsidiary of Meisenheimer Capital , Inc. ("MCI"). MCI was and is a publicly owned company having made a registered public offering of its Common Stock in 1984. Since 1984, MCI has been under the control of the Meisenheimer family consisting of Daniel T. Meisenheimer III, his brother, Richard Meisenheimer, and their father and mother, Daniel Meisenheimer, Jr. and Mary Ellen Meisenheimer. Daniel Meisenheimer, Jr. died in September, 1999. Members of the Meisenheimer family also have a controlling interest in Spectrum Associates, Inc. ("Spectrum"), a company engaged in the manufacture of helicopter parts. From time to time, Spectrum has loaned money to us and has engaged in other revenue generating transactions with us.

b)       Operations

We were incorporated by MCI for the purpose of developing and managing a professional basketball league, the United States Basketball League (the "League"). The League was originally conceived to provide a vehicle for college graduates interested in going professional with an opportunity to improve their skills and to showcase their skills in a professional environment. This approach affords the players an opportunity to perhaps be selected by one of the teams comprising the National Basketball Association ("NBA") and to attend summer camp sponsored by that team. Today, our players also consist of free agents seeking to join an NBA team. USBL's season (May through July of each year) was specifically designed to afford our League players the chance to participate in the various summer camps run by the teams in the NBA, which summer camps normally start in August each year. Since 1984 and up to the present time there have been approximately 138 players from our League who also have been selected to play for teams in the NBA. A sizable number of our players were eventually selected to play in NBA all star games Additionally, approximately forty-five players were previously selected each year to play in the Continental Basketball Association ("CBA"), the official developmental league of the NBA; however, this league has now been disbanded.

Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations. For the 1999 season (ending in August, 1999) we had thirteen active franchises and two inactive franchises. After the 1999 season, two franchises were canceled for their failure to meet franchise obligations. For our 2000 season, which began in May, 2000, we had eleven active franchises. For the 2001 season, which began on May 30 and ended on July 1, 2001, we had ten active franchises. One franchise active during the 2001 season was terminated for failure to pay its annual franchise fees. For the 2002 season (2002) we had ten active franchises. Presently we have nine active franchises and two inactive active franchises which are current in paying their franchise fees. It is anticipated that these two inactive franchises will be activated for the 2004 season.

As the League is presently constituted, each team within the League maintains an active roster of twelve players during the season and each team plays thirty games per season. We have playoffs at the conclusion of the regular season. Under the terms of our Franchise Agreements, each franchise is limited to a $47,500 salary cap for all players for each season. No player can receive more than $1,000 a week as salary.

Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high in the 1999 season of 13 franchises. The current active franchises, divided into the Eastern and Midwest Divisions, are located in Dodge City, Kansas (the Dodge City Legend); Enid, Oklahoma (the Oklahoma Storm); Salina, Kansas (the Kansas Cagerz); Lehigh, Pennsylvania (the Pennsylvania Valley Dawgs); Brooklyn, New York (the Brooklyn Kings); Melbourne, Florida (Brevard Blue Ducks); Glens Falls, NY (Adirondack Wildcats); White Plains, New York (the Westchester Wildfire). In addition, MCI owns two inactive franchises which pay annual royalty fees.

At the present time we are offering franchises for $300,000. Our most recent sale was in 2002 at a price of $300,000. We received $30,000 as a down payment and the balance is to be paid over three years pursuant to a payment schedule. The next installment of $70,000 is due on September 1, 2003. Our other recent sales of franchises occurred in the 1999 and 2000 seasons and involved the sale of two franchises for $300,000 each. In connection with the sale in the 1999 season we accepted a down payment of $35,000 and agreed to accept equal installment payments of $8,950 a month for 24 months. The first installment payment of $8,950 was originally due on or before January 31, 2001. The franchisee requested that installment payments commence in September, 2001 and then requested a further extension until February 2002. To date, we have only received $10,000 of installment payments. At the present time we are attempting to arrange a payment schedule. This gave the franchisee the opportunity to preserve capital during the active season. With respect to the sale of the other franchise in the 2000 season, we received a down payment of $80,000 and payments of two installment payments amounting to $70,000 and the remaining installment of $50,000 is due on July 15, 2003. The balance of $100,000 was due in two equal installments payments of $50,000 each, due on July 15, 2001 and July 15, 2002. The franchisee has paid only one of the installments and the remaining installment of $50,000 is also due on July 15, 2003.

Prior to the foregoing sales and since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $300,000, our most recent sales. The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises. Because historically most of the franchises have not operated profitably, the asking price has been negotiated and in addition we have extended highly favorable installment plans. Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated. Based on the uncertainty of collecting franchise fees, we record those revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. We believe that today we are in a stronger position and have a greater name recognition and that as a result, we are in a better position to demand and receive the full asking purchase price in future sales.

In prior years we received negotiable advertising due bills as consideration for the sale of certain franchises. These due bills entitled us to redeem them for television air time which would enable us to televise our league games. While we used a small amount of air time, the balance of the unused portion of the due bills expired in November, 2001 and accordingly we reflected an asset impairment of $100,000 in the year ended February 28, 2002.

We utilize a standard franchise agreement which is on file in the various states where we offer our franchises. Under this standard franchise agreement, the term of the franchise is for ten (10) years with a right to renew for a similar period. In addition to the initial purchase price of the franchises, franchisees are required to pay an annual royalty fee of $20,000 per year. Currently all of the active franchises are current in their payment of annual royalty fees. The franchise agreement affords us the right to terminate these franchises for failure to pay the annual royalty fee, but in an effort to maintain the continuity of the League we have elected not to do so. In addition and because of our desire to have the League expand, historically, we have from time to time adjusted annual royalty fees in certain situations where the individual franchise has not been operating profitably. Currently there have been no adjustments for the annual royalty fees due us.

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

Our franchise agreements also require us to use our best efforts to obtain sponsorships for each team and the League. Such sponsorships are generally from local or national corporations. The sponsorships which for the last few years have been negligible generally take the form of free basketballs, uniforms, airline tickets and discount accommodations for teams when they travel. During the 2003 season we did receive discounted air fares for team travel from American Airlines in exchange for advertising in team programs and signage at the arenas as well as advertising on our web site. The sponsorships generated by us are shared by all of the teams in the League. The individual teams comprising the league are also free to seek sponsorship for their own individual franchise. Some of the teams have been successful in attracting local sponsorships in the form of merchandise and cash and it is these sponsorships that have helped support the ongoing operations of the individual teams. Other teams have not been successful. The success of obtaining sponsorship is generally a function of good attendance and good media exposure. In some instances particular franchises cannot generate any meaningful attendance because of a lack of media exposure.

The Franchise Agreement also requires us to provide scheduling of all games and officiating for all games. We also print a full roster book as well as a weekly newsletter which provides information regarding the League as well as individual players and their personal statistics.

As previously stated, very few of our franchises have operated profitably. This is primarily due to the fact that attendance and sponsorship has not been sufficient to sustain a team's expenses. We estimate that at the current time annual expenses for each team average approximately $250,000. At the present time only three franchises are operating profitably. The general lack of marketing by the League and the teams is primarily due to insufficient capital to properly promote and market the League, which has resulted in our inability and the individual team's inability to attract any meaningful sponsorships. As a result, the sale of additional franchises either to maintain a constant number of franchises or to expand the League has historically proven difficult for us.

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

We do believe that the current mix of franchises is beginning to reflect a greater spectator interest resulting in an increase in attendance. For Fiscal 1999 (the 1998 season), gross attendance for the entire League was 153,115 attendees which represented an average of 981 attendees per game. The gross attendance for Fiscal 2000 (the 1999 season) was 162,962-1,044 attendees per game, which represented approximately a 6 1/2 % increase over the previous year.For the fiscal year which ended February 28, 2001 (the 2000 season), attendance for our entire season was 248,222 gross attendees - 1,513 attendees per game. This represented a 52% increase over Fiscal 2000. For our 2001 season, attendance was only 225,791-1,446 attendees per game, a decline from the prior season. For the 2002 season our attendance was 251,853-1,679 attendees per game. This represents a 10% increase over the prior year. The general recent trend of increases in attendance over prior years has resulted in increased revenues for each team. We believe that the increases in attendance is a positive factor and could have an effect on the future growth of the League and may aid in the sale of new franchises and enable us to receive our full asking price for franchises. However, we do anticipate a slight decline in attendance for the 2003 season. We attribute this to general economic conditions, which have impacted all sporting events.

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

d)       Future Plans

We have, as an ultimate goal, the establishment of at least forty (40) franchises throughout the United States, consisting of ten (10) teams in four regional divisions. This would result in regional play-off games and then a final championship series. We have been attempting to develop a formal association with the National Basketball Association ("NBA"). During fiscal 1998, the NBA selected us to handle a pre-draft camp for the Korean Basketball League for which we received a nominal fee. We believe that a formal association with the NBA would enhance the value of our franchises and attract more significant gate attendance, but there can be no assurances that we will ever be able to develop a formal working relationship.

Recently the developmental league for the NBA, the Continental Basketball Association (the "CBA") disbanded. The Company was disappointed recently to learn that the NBA intends to have its own developmental league replace the CBA rather than consider using the USBL as a developmental league. However, and notwithstanding this, the NBA elected not to have its development league season compete with USBL's season. The Company believes that because of the failure of the CBA, USBL might become more dominant. Notwithstanding the lack of a formal relationship, the NBA is well aware that USBL represents a potential pool of qualified players. We will continue to pursue a more formal relationship with the NBA.

                                 RISK FACTORS

Preliminary Statement

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

We May Not Be Able to Continue as a Going Concern

Because of our historically poor revenues and earnings, our auditors have for at least the last five years qualified their opinions and expressed their concern as to our ability to continue to operate as a going concern. Shareholders and prospective shareholders should weigh this factor carefully in considering the merits of our company as an investment vehicle.

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

We Have Not Established Adequate Guidelines in Connection with the Sale of Franchises

Historically in our dealings with prospective franchisees and in our desire to sell franchises, we did not establish adequate guidelines to insure that prospective franchisees have sufficient capital to properly finance a franchise and to be able to absorb losses until such time as the franchise would become profitable. Starting with the 1999 season, we have established rigorous standards to ensure the viability of the franchise over the long term; however, there is still no assurance that in view of our inability to have any meaningful expansion we will be able to attract qualified franchisees.

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

We Are Dependent on Corporate Sponsorships Which Have Been Negligible

The financial success of the individual franchises is dependent to a large degree on corporate sponsorship to help defray costs. To date, corporate sponsorship in some cities has been negligible and as a result, some of the franchises have been required to absorb expenses which would otherwise have been supported by corporate sponsorship. As a result, profits of some of the franchises have been affected and in many instances some of the franchises have been operating at small losses. Until such time as the League can attract meaningful sponsorship, earnings, if any, of the individual franchises will be impacted.

Our Basketball Season Competes with Other Professional Sporting Events

Our season from May to early July is designed to afford players with the opportunity to showcase their professional ability to the teams comprising the National Basketball Association ("NBA") and to be possibly selected to participate in NBA teams" summer camps in the latter part of July and August. As such, our schedule competes with outdoor sporting events such as the NBA playoffs, baseball, golf and tennis. Additionally, our season comes at a time when spectators might normally prefer to be outdoors rather than indoors in an arena. These factors have had some impact on the League's overall attendance, although attendance has continued to improve.

We Lack Sufficient Capital to Promote the League

In order for the League to become successful, we have to promote the League. Historically and up to the present time, we have lacked sufficient capital to develop a national promotion for the League. Promotion will achieve two objectives: (i) create more fan interest, and (ii) franchise interest. Until such time that we can properly promote the League we do not anticipate any significant change in the overall fan interest, and consequently no significant change in sales of franchises. While attendance has recently improved, it is still rather small and is not enough to support a team's operations. Additionally, interest in franchises has increased, but without real promotional efforts, we do not anticipate any significant increase in franchises.

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

Penny Stock Regulation

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ System). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information regarding penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers, who sell such securities to persons other than established customers and accredited investors, must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of activity, if any, in the market for the Common Stock.

ITEM 2            PROPERTY

USBL rents office space from Meisenheimer Capital Real Estate, Inc., a company wholly owned by MCI. USBL occupies approximately 2,000 square feet of office space in a building which houses other tenants. USBL has a two year lease which expires in December, 2003. USBL paid an annual rent of approximately $30,000 in the years ended February 28, 2003 and 2002. There are no escalation clauses.

The Board of Directors of MCI have authorized MCI to transfer all of the issued and outstanding shares of MCI Capital Real Estate Inc. ("MRE"), a wholly owned subsidiary which owns the property at 46 Quirk Road, Milford, Connecticut to USBL in exchange for the reduction of net loans due from MCI and its subsidiaries to USBL in the amount of $226,000. The transaction is subject to the Board of Directors' obtaining an independent appraisal of the value of the real estate. If the transaction is consummated, MRE will become a wholly owned subsidiary of USBL. The rental earned from the property not including the rents paid by USBL will be sufficient to pay the outstanding monthly mortgage payments. The transaction is anticipated to close within the next sixty days.

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

                                 PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

The Common Stock traded during calendar years 1998 and 1999 on the NASDAQ SmallCap Market under the symbol "USBL." On May 3, 2000, USBL was delisted from the SmallCap Market because of the failure to have a registration statement on file with the Securities and Exchange Commission. The Registration Statement on Form 10SB was filed to cure the deficiency. Our stock now trades on the small cap market. The following is the range of high and low closing bid information for each quarter for the Company's fiscal years ended February 28, 2002 and February 28, 2003 when it traded in the over-the-counter market.


                                                      Fiscal 2002
                                                      Closing Bid

                                                 High             Low
First Quarter Ended 5/31/01                      $.87             $.65
Second Quarter Ended 8/31/01                     $.95             $.80
Third Quarter Ended 10/30/01                     $.82             $.76
Fourth Quarter Ended 2/28/02                     $.82             $.70

                                                      Fiscal 2003
                                                      Closing Bid

                                                 High             Low
First Quarter Ended 5/31/02                     $1.12            $.70
Second Quarter Ended 8/31/02                    $1.10            $.55
Third Quarter Ended 10/31/02                    $.82             $.60
Fourth Quarter Ended 2/28/03                    $.78             $.65

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

a)       CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company generally uses the accrual method of accounting. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale.

The Company generates advertising revenue from fees for area signage, tickets and program and year book advertising space. Advertising revenue is recognized at the time the advertising space is made available to the user.

Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which are generated on the Company's web site, are recorded upon shipment of the order. Essentially all orders are paid by credit card.

b)       FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

For the year ended February 28, 2003 ("Fiscal 2003") initial franchise fees amounted to $250,000 as compared to $175,000 for the year ended February 28, 2002. In addition, continuing franchise fees increased to $276,000 from $221,000. The aggregate increase of $129,000 (33%) is a result of additional franchise fees secured from the Company's parent corporation, MCI. The increase also reflects the concerted efforts by the Company to collect franchise fees earned in the season. Advertising and sponsorship revenue totaled $86,000 as compared to $45,000 in 2002. The advertising fees for 2003 reflect a $50,000 promotional campaign with a major airline. The balance of the advertising fees were for the most part generated from an affiliate, Spectrum Associates, Inc., which ran advertisements in league bulletins, programs and brochures. Approximately $276,000 and $190,000 of the 2003 and 2002 revenues, respectively, were derived from various related parties.

Operating expenses for the years ended February 28, 2003 and 2002 approximated $685,000 and $543,000, respectively. Approximately $100,000 of the operating expenses for 2002 was the result of the recognition of an asset impairment in the value of certain pre-paid advertising credits. Operating expenses for 2003 and 2002 reflect management fees of $180,000 and $90,000, respectively, to MCI for the services provided to the Company byfrom Daniel Meisenheimer III and Richard Meisenheimer. The increase in 2003 reflects their increased time commitments. The Company also recorded higher referee fees during 2003 because of an increase in standard referee fees. Further, travel and promotional fees increased approximately $97,000 for 2003. This was the result of additional games played and more Company sponsored promotional events for franchise owners and players. Other operating expenses remained relatively consistent.

Net loss for the year ended February 28, 2003 approximated $57,000, as compared to $93,000 for the year ended February 28, 2002. The decrease reflects increased revenue in 2003 and the charge for asset impairment in 2002, offset by increases in certain expenses detailed above.

It is anticipated that the Company will continue to operate at a loss for the next twelve months. While the Company did activate a new franchise for the 2003 season, two other franchises became dormant. It is anticipated that these two teams will be reactivated during the 2004 season and the Company has already sold another franchise which will be activated for the 2004 season. While there was some interest by third parties, no sales were consummated, primarily due to current general economic conditions. However, the Company is anticipating an increase in attendance based on higher visibility of coaches and players in the League. Two franchises are now using coaches who enjoy high visibility in basketball - John Stacks and Darryl Dawkins. Notwithstanding an anticipated increase in attendance, the Company will still have to rely on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. Recently, the NBA established a developmental basketball league known as the National Basketball Development League ("NBDL"). The Company believes that the establishment of this new league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits an NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL it is unlikely that at least for the present time the Company can develop any meaningful working relationship with the NBA.

c)       FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

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

d)       LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately $200,000 at February 28, 2003. The Company's statement of cash flows reflects cash used in operations of approximately $38,000, consisting principally of net loss of $56,000 offset by an increase in accounts payable and accrued expenses ($14,000). Net cash provided by financing activities approximated $33,000, consisting principally of net increases in amounts due from (to) affiliates and increases in stockholder's loans. The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12 month period. Assuming that all of the teams pay their annual royalty fees, this would only amount to $240,000. However, the Company believes that given prior experience it is more realistic to anticipate royalty fees of approximately $170,000 because some of these teams are simply not able to generate significant attendance at games. Additionally, some of the teams owe back franchise fees. The Company anticipates that it will receive at least $100,000 of back franchise fees during the next 12 months. Adding this to the $170,000 of anticipated royalty fees, this could amount to $270,000 of revenues. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will again have to rely on affiliates for loans to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 7.           FINANCIAL STATEMENTS

         The Financial Statements appear herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants nor were there any disagreements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS--COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons served as our directors and executive officers for the fiscal year ending February 28, 2003:

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

Richard C. Meisenheimer ("R. Meisenheimer"), brother of Mr. Meisenheimer III, has acted as Chief Financial Officer and a Director of USBL since the inception of the business in 1983. R. Meisenheimer has also been associated with Spectrum Associates, Inc. since 1976 and is now the President of that Company. Spectrum owns 37.7% of USBL Preferred Stock and 6.7 % of USBL Common Stock. Spectrum was the main customer of Cadcom, MCI's other subsidiary until December, 2000 when Cadcom was sold to Synercom, another company owned and controlled by the Meisenheimer family.

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

ITEM 10.          EXECUTIVE COMPENSATION

For many years our only two officers, D. Meisenheimer III and Richard Meisenheimer, have not received or taken any salaries from USBL. However, in September, 1995, our Board of Directors adopted an option program reserving for each officer 200,000 options exercisable at a price equal to the closing bid price on the date of grant. In August, 1996, the directors with the consent of a majority of the shareholders entitled to vote to rescind the option program. No options were awarded under the Plan.

There are no formal employment agreements between Daniel Meisenheimer III and Richard Meisenheimer and they have not been paid any salary for the last four years. MCI, of which both Daniel Meisenheimer III and Richard Meisenheimer are also senior officers, charged us management fees of $180,000 and $90,000 during the years ended February 28, 2003 and 2002, respectively, as consideration for the services provided by Daniel Meisenheimer and Richard Meisenheimer. In addition, for accounting purposes we recognized a non-cash charge to our operations of $15,000 for the management services provided by the Meisenheimers for the year ended February 28, 2002. See "Financial Statements." The increase in management fees in Fiscal 2002 reflects additional efforts and services rendered to the League.

The following table reflects the salaries received by D. Meisenheimer III and R. Meisenheimer for the fiscal years ended February 28, 2002, February 28, 2001, and February 29, 2000:

                                                         SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation

                                                   Annual Compensation                 Awards             Payouts

            (a)                 (b)         (c)          (d)         (e)          (f)          (g)          (h)          (i)
                                                                                  Re-
                                                                    Other      stricted    Securities
                                                                    Annual       Stock     Underlying       LTIP     All Other
                                                                   Compen-      Awarded     Options/      Payouts      Compen-
Name and Principal              Year     Salary($)     Bonus($)   sation ($)      ($)       SARs (#)        ($)      sation ($)
Position
Daniel T.                       2002        -0-          -0-         -0-          -0-          -0-          -0-          -0-
Meisenheimer III
Daniel T. Meisenheimer III


Daniel T. Meisenheimer III
President                       2001        -0-          -0-         -0-          -0-          -0-          -0-          -0-
                                2000        -0-          -0-         -0-          -0-          -0-          -0-          -0-
Richard C.                      2002        -0-          -0-         -0-          -0-          -0-          -0-          -0-
Meisenheimer
Chief Financial Officer -       2001        -0-          -0-         -0-          -0-          -0-          -0-          -0-
Vice
Vice President                  2000        -0-          -0-         -0-          -0-          -0-          -0-          -0-

Vice Pres




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

The following table sets forth certain information as of July 31, 2001 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.


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

_________________________
(1) Includes 20,000 shares of Preferred Stock held by Mr. Meisenheimer III for the benefit of his two minor children.
(2) Mr. Meisenheimer Jr., who died in September, 1999, bequeathed his stock to his wife, Mary Ellen Meisenheimer.
(3) Richard Meisenheimer, an officer and director of USBL, is also the President of Spectrum Associates, Inc., which owns both Preferred and Common Stock as set forth herein.
(4) Between the various members of the Meisenheimer family and an affiliated company, Spectrum Associates, Inc., the Meisenheimers effectively control 77% of the outstanding Preferred Stock and 20% of the outstanding Common Stock. Including the ownership of MCI by the Meisenheimer family, they effectively control 81% of the outstanding Common Stock of USBL. No public shareholders own any Preferred Stock of USBL (see "Description of Securities").

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a) Loans

For at least the last ten years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 28, 2003 (Fiscal
2003), USBL was indebted to the principals or their affiliated companies in the principal sum of $551,000, which includes accrued interest at six percent (6%) per annum of $51,000. All of the outstanding debt is payable upon demand. Of the foregoing amount, Spectrum is owed the sum of $106,000. The principals (D. Meisenheimer III, R. Meisenheimer and the Estate of Daniel T. Meisenheimer, Jr.) are owed $279,000 which includes accrued interest of $42,000. The remainder of $166,000 is due from USBL to Meisenheimer Capital Real Estate Holdings, Inc., another subsidiary of MCI. See "Financial Information."

b)       Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities.

During the years ended February 28, 2003 and February 28, 2002, initial and continuing franchise fees from companies controlled by the Meisenheimer family, including Meisenheimer Capital and Spectrum Associates, approximated $240,000 and $145,000 respectively.

In addition, Spectrum has purchased advertising from us in the form of arena signage, TV commercials, tickets, and program and year book advertising space. For the years ended February 28, 2003 and 2002, we earned advertising fees of $36,000 and $45,000, respectively, from Spectrum.

ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K

a)       Financial Statements (2003 and 2002)

(1)      Independent Auditors' Report.

(2) Balance Sheet for USBL as of February 28, 2003.

(3) Statements of Operations for USBL for Years Ended February 28, 2003 and February 28, 2002.

(4) Statement of Stockholders' Deficiency for Years Ended February 28, 2003 and February 28, 2002.

(5)  Statements  of Cash Flows for Years Ended  February 28,
     2003 and February 28, 2002. (6) Notes to Financial Statements for Two Years Ended February 28, 2003.

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

*3(i)g   Certificate of Renewal (May 22, 2000)

*3.9     By-Laws of USBL

*3.10    Amended By-Laws

+10.1 Lease between Meisenheimer Capital Real Estate Holdings, Inc.. and USBL(3)

+10.2 Standard  Franchise  Agreement of USBL

(4) +10.3 Agreement between USBL and
    Topaz Selections Ltd for Barter Transactions for Acquisition of Advertising Due Bills in Exchange for Franchises
(5) ____________________

*Filed  with Form 10SBA and  amendments  thereto.
+Filed with Form  10-KSB for Fiscal Year ended  February  28,  2001.

c) Reports

There were no reports filed on From 8-K

ITEM 14  CONTROLS  AND  PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting such officers to material information relating to our company required to be included in our periodic filings with the Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for professional services rendered by Holtz Rubenstein & Co., LLP ("Holtz Rubenstein") in connection with the audit of the Company's financial statements for the year ended February 28, 2003 and reviews of the Company's forms 10-QSB for the fiscal year approximated $26,000. No other fees were incurred to Holtz Rubenstein.

                                SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.




                            /S/  UNITED STATES BASKETBALL LEAGUE, INC.
                                 Registrant

                            By: /S/ Daniel T. Meisenheimer, III
                                Daniel T. Meisenheimer, III, Chief Executive
                                Officer


Date: June 13, 2003

CERTIFICATIONS

I, Daniel T. Meisenheimer, III, certify that:

1. I have reviewed this annual report on Form 10-K of United States Basketball League, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

/S/  Daniel T. Meisenheimer, III
----------------------------------
Chief Executive Officer

I, Richard C. Meisenheimer, certify that:

1. I have reviewed this annual report on Form 10-KSB of United States Basketball League, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

/s/ Richard C. Meisenheimer
----------------------------
Richard C. Meisenheimer
Chief Financial Officer and Vice President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Daniel T. Meisenheimer, III, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of United States Basketball League, Inc. on Form 10-KSB for the annual period ended February 28, 2003 fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operation of United States Basketball League, Inc.

Date: June 13, 2003


By:     /s/ Daniel T. Meisenheimer, III
        -----------------------
Name:     Daniel T. Meisenheimer, III
Title:    Chief Executive Officer

                   UNITED STATES BASKETBALL LEAGUE, INC.
                 REPORT ON AUDITS OF FINANCIAL STATEMENTS
                     TWO YEARS ENDED FEBRUARY 28, 2003

                  UNITED STATES BASKETBALL LEAGUE, INC.
                 REPORT ON AUDITS OF FINANCIAL STATEMENTS
                     TWO YEARS ENDED FEBRUARY 28, 2003



                                   CONTENTS


                                                         Page

FINANCIAL STATEMENTS:

   Independent auditors' report                           F-1

   Balance sheet                                          F-2

   Statement of operations                                F-3

   Statement of stockholders' deficiency                  F-4

   Statements of cash flows                               F-5

   Notes to financial statements                          F-6 - F-11

                                           Independent Auditors' Report



Board of Directors
United States Basketball League, Inc.
Milford, Connecticut

We have audited the balance sheet of United States Basketball League, Inc. as of February 28, 2003 and the related statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Basketball League, Inc. as of February 28, 2003 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


                                              /s/ Holtz Rubenstein & Co., LLP
                                              Holtz Rubenstein & Co., LLP



Melville, New York
May 27, 2003

                    UNITED STATES BASKETBALL LEAGUE, INC.

                               BALANCE SHEET

                            FEBRUARY 28, 2003



         ASSETS

CURRENT ASSETS:
   Cash                                                     $         868
   Due from affiliate                                             392,006
   Inventory                                                       33,617
   Prepaid expenses and other current assets                          600
                                                                  -------
                                                            $     427,091
                                                                 ========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                   $      75,654
   Due to affiliates                                             272,367
   Due to stockholders                                           278,790
                                                                 -------
       Total current liabilities                                 626,811
                                                                 -------

STOCKHOLDERS' DEFICIENCY:
   Common stock, $0.01 par value, 30,000,000 shares
     authorized; 3,485,502 shares issued                         34,855
   Preferred stock, $0.01 par value, 2,000,000 shares
     authorized; 1,105,679 shares issued and outstanding         11,057
   Additional paid-in capital                                 2,627,192
   Deficit                                                   (2,830,370)
Treasury stock, at cost; 39,975 shares                          (42,454)
                                                                -------
       Total stockholders' deficiency                          (199,720)
                                                                -------
                                                          $     427,091
                                                              =========





                      See notes to financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.

                           STATEMENTS OF OPERATIONS



                                                      Years Ended
                                                      February 28,
                                              2003                2002
                                              ----                ----
REVENUES:
   Initial franchise fees              $     250,000      $      175,000
   Continuing franchise fees                 275,695             221,212
   Advertising                                86,000              45,000
   Other                                      25,738              17,642
                                             -------             -------
                                             637,433             458,854
                                             -------             -------
OPERATING EXPENSES:
   Consulting                                216,716             118,384
   Team and post season festival
     expenses                                 56,916              76,289
   Referee fees                               89,858              40,990
   Salaries                                   58,800              58,710
   Travel and promotion                      155,827              58,519
   Depreciation                                2,462               6,456
   Asset impairment                             -                100,000
   Other                                     104,857              83,990
                                             -------             -------
                                             685,436             543,338
                                             -------             -------
Loss from operations                         (48,003)            (84,484)
                                              ------              ------
OTHER INCOME (EXPENSES):
   Interest expense                           (8,637)             (8,600)
   Interest income                                94                 125
                                               -----               -----
                                              (8,543)             (8,475)

NET LOSS                                   $ (56,546)      $     (92,959)
                                             =======              ======
NET LOSS PER SHARE                         $        (.02)      $        (.03)
                                                      ==                  ==
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               3,445,527           3,445,527
                                           =========           =========







                     See notes to financial statements

                                       UNITED STATES BASKETBALL LEAGUE, INC.

                                       STATEMENT OF STOCKHOLDERS' DEFICIENCY



                              Common Stock              Preferred Stock        Additional                     Treasury    Total
                                 Shares                    Shares               Paid-in                         Stock  Stockholders'
                               Outstanding    Amount    Outstanding    Amount   Capital     Deficit     Shares  Amount   Deficiency

Balance, March 1, 2002         3,485,502    $ 34,855    1,105,679    $ 11,057  $2,612,192 $(2,680,865) 39,975 $(42,454)   $(65,215)

Contributed services               -           -             -            -        15,000      -           -       -        15,000

Net loss                           -           -             -            -          -         92,959)     -       -       (92,959)
                               ---------     -------    ---------     -------  -----------  ----------   -----  -------  -------

Balance, February 28, 2002     3,485,502      34,855    1,105,679     11,057    2,627,192  (2,773,824)  39,975 (42,454)   (143,174)

Net loss                           -            -            -            -          -        (56,546)     -       -       (56,546)

Balance, February 28, 2003     3,485,502   $  34,855    1,105,679  $  11,057  $ 2,627,192 $(2,830,370)  39,975 $(42,454) $(199,720)
                               =========    ========    =========   ========   ==========  ==========   ======  =======    =======






                                         See notes to financial statements

                             UNITED STATES BASKETBALL LEAGUE, INC.

                                 STATEMENTS OF CASH FLOWS




                                                                      Years Ended
                                                                     February 28,
                                                                2003                2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $    (56,546)     $    (92,959)
   Adjustments to reconcile net loss to net cash                 ------            ------
       (used in)provided by operating activities:
       Depreciation                                               2,462             6,456
       Asset impairment                                             -             100,000
       Non-cash compensation                                        -              15,000
       (Increase) decrease in assets:
         Inventory                                               (2,966)           (1,117)
         Prepaid expenses and other current assets                4,700               -
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                   14,413           (13,740)
                                                               --------          --------
         Total adjustments                                       18,609           106,599
       Net cash (used in) provided by operating                --------          --------
         activities                                             (37,937)           13,640
                                                               --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Due from (to) affiliates                                      25,686            (9,834)
   Increase in stockholders' loans                                7,226             1,500
       Net cash provided by (used in) financing                --------          --------
       activities                                                32,912            (8,334)
                                                               --------          --------
NET (DECREASE) INCREASE IN CASH                                  (5,025)            5,306

CASH AND CASH EQUIVALENTS, beginning of year                      5,893               587
                                                               --------          --------
CASH AND CASH EQUIVALENTS, end of year                     $        868      $      5,893
                                                               ========          ========








                       See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

                        TWO YEARS ENDED FEBRUARY 28, 2003


1.     Description of Business and Basis of Presentation:

The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the eastern part of the United States.

The Company has incurred an accumulated deficit of approximately $2,830,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (Notes 3 and 4) create an uncertainty as to the USBL's ability to continue as a going concern.

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

       b. Inventory

Inventory  consists  of  USBL  trading  cards,  basketball  uniforms,   sporting
equipment and printed promotional material. Certain inventory was obtained through barter transactions whereby the USBL granted suppliers various advertising space (print) and airtime (television) in return for the supplier's products. These transactions were accounted for based upon the fair values of the assets and services involved in the transactions.

       c. Depreciation and amortization expense

Depreciation is computed using the straight-line method over an asset's estimated useful life.

       d. Revenue recognition

The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions is recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at February 28, 2003 was $300,000.

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

       e. Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $714,000) resulting from the net operating loss carryforward.

As of February 28, 2003, a net operating loss carryforward of approximately $1,785,000 is available through February 28, 2021 to offset future taxable income.

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

       g. Advertising costs

Advertising costs are expensed as incurred and were approximately $6,000 and $5,000 for the years ended February 28, 2003 and 2002, respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standard market price of air time available to third party entities.

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

       j. Comprehensive income

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

       k. Referee fees

The Company's principal obligation under the franchise agreements is to provide referees for the league.

       l. Reclassifications

Certain prior year balances have been reclassified to conform with current year classifications.

       m. Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement became effective on March 1, 2002 and were required to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 effective March 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the financial statements.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Certain provisions of this statement related to the classification of gains and losses from extinguishment of debt are required to be adopted by the Company beginning March 1, 2003. All other provisions were required to be adopted after May 15, 2002. It is not anticipated that the adoption of this statement will have a material impact on the financial position, results of operations or liquidity of the Company.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and became effective for the Company on January 1, 2003.

       l. Recent accounting pronouncements  (cont'd)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. l23" which amends SFAS No, 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.

3.     Related Party Transactions:

The Company has entered into the following transactions with related parties:

a. The USBL's president, personally, through family members and other entities controlled by the family (the "Meisenheimer Group"), controls approximately 81% of the USBL's common stock and 100% of the Company's preferred stock.

b. As of February 28, 2003, amounts due to stockholders, including interest, approximated $279,000. This amount includes loans of $144,000, bearing interest at 6% per annum.

c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group approximating $276,000 in 2003 and $190,000 in 2002, respectively. These revenues include initial franchise fees, continuing franchise fees, and advertising fees.

d.  Consulting  fees for the years ended  February  28,  2003 and 2002  included
$18,000  and  $90,000,   respectively,   for  consulting  services  provided  by
Meisenheimer Capital, Inc. ("MCI").

e. The Company leases its office space from Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH"), a wholly-owned subsidiary of MCI. Rent expense on this operating lease approximated $30,000 for each of the years ended February 28, 2003 and 2002.

At February 28, 2003, the Company is in negotiations wherein MCREH would transfer this property, and an assignment of the underlying mortgage payable, in order to reduce the net amount due from the Meisenheimer Group.

f. Amounts included in due to affiliates in the accompanying balance sheet represent advances from and accrued charges due to members of the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.

g. An officer/shareholder contributed management services to the Company for no consideration during the period September 1, 2001 through February 28, 2002. The Company recorded a charge to operations for these services of $15,000. Prior to September 1, 2001 and subsequent to February 28, 2002, management services were recorded under management agreement with Meisenheimer Capital, Inc.

4.     Non-Cash Transactions:

The USBL entered into the following non-cash transactions during the fiscal year ended February 28, 2003:

o The Company received $306,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees. In addition, advertising income includes $50,000 related to a promotional campaign with a major airline.

The USBL entered into the following non-cash transactions during the fiscal year ended February 29, 2002:

o The Company received $165,000 of consulting services, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees.

In prior periods the Company received advertising due bills as consideration for the sale of rights to franchises. The advertising due bills can be traded for various goods and services and can be assigned, sold, or transferred, but are not recognized as currency in the United States. The Company adjusted the carrying value of the due bills, resulting in a noncash impairment loss of $100,000 during the year ended February 28, 2002.

5.     Stockholders' Equity:

       a. Capitalization

The Company's authorized capital consists of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock. All stock has a $.01 par value. Each share of common stock has one vote, and each share of preferred stock has five votes and is entitled to a 2% non-cumulative annual dividend.

       b. Treasury stock

As of February 28, 2003, the Company has acquired 39,975 shares of its own stock, valued at approximately $42,400, in order to facilitate compensatory stock grants to employees. These shares are considered treasury and have been valued at cost.

6.     Supplementary Cash Flow Information:

No cash was paid for interest for the years ended February 28, 2003 and 2002.

During the year ended February 28, 2002, the Company incurred a noncash charge to operations in connection with an impairment loss on advertising due bills of $100,000.

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