Form 10QSB
period 2003-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2003-07-23
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549


                             FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Three Months Ended                             Commission File Number
         May 31, 2003                                           1-15913


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




As of July 15, 2003, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                   UNITED STATES BASKETBALL LEAGUE, INC.


                                 INDEX

                                                                            PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements:

Balance Sheets - May 31, 2003
and February 28, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Statements of Operations for the
Three Months Ended
May 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4


Consolidated Statements of Cash Flows for the
Three Months Ended May 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . 5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 6-9


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations    . . . . . . . . . . . . . . 10


Item 3     Controls and Procedures . . . .  . . . . . . . . . . . . . .  . . .11

PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .12



            UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                          May 31,                 February 28,
                                                           2003                       2003
                                                       -----------                -----------
         ASSETS                                        (Unaudited)

CURRENT ASSETS:
         Cash                                          $   9,297                 $     868
         Due from affiliates                             116,969                   392,006
         Inventory                                        33,617                    33,617
         Prepaid Expenses & Other Current Assets             600                       600
                                                        --------                 ---------
                  Total current assets                   160,483                   424,091

PROPERTY AND PLANT                                       277,000                       -
                                                      ----------                 ---------
                                                    $    437,483                $  427,091
                                                      ==========                 =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses      $    109,737               $    75,654
         Mortgage Payable                                117,671                      -
         Due to affiliates                               106,367                   272,367
         Loans payable - stockholders                    279,196                   278,790
                                                      ----------                 ---------
                  Total current liabilities              612,971                   626,811
                                                      ----------                 ---------

NOTE PAYABLE - RELATED PARTY                              50,000                      -

STOCKHOLDERS' DEFICIENCY
         Common stock, $0.01 par value 30,000,000
           shares authorized; 3,485,502 shares issued
           and outstanding                                34,855                   34,855
         Preferred stock $0.01 par value 2,000,000 shares
           authorized; 1,105,679 shares issued and
            outstanding                                   11,057                   11,057
         Additional paid-in-capital                    2,627,192                2,627,192
         Deficit                                      (2,856,138)              (2,830,370)
         Treasury stock, at cost; 39,975 shares          (42,454)                 (42,454)
                                                      ----------                ---------
                  Total stockholders' deficiency        (225,488)                (199,720)
                                                      ----------                ---------

                                                    $    437,483             $    427,091
                                                      ==========                =========

                                  See notes to consolidated financial statements

                     UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                       Three Months Ended
                                               May 31,                  May 31,
                                                2003                     2002

REVENUES:
   Initial franchise fees                  $   65,000               $   55,000
   Continuing franchise fees                   99,200                   94,642
   Sponsorship/Advertising                      5,000                   55,000
   Other                                       16,752                   11,929
                                              -------                  -------
                                              185,952                  216,571
                                              -------                  -------
OPERATING EXPENSES:
   Consulting                                  66,347                   62,640
   Team and Post-Season Festival Expenses       7,290                    3,185
   Referee Fees                                32,700                   24,055
   Salaries                                    14,700                   14,700
   Travel and Promotion                        57,505                   76,859
   Depreciation                                   -                      1,614
   Other                                       31,300                   37,203
                                              -------                  -------
                                              209,842                  220,256

         Loss from operations                 (23,890)                  (3,685)
                                              -------                   ------
OTHER INCOME (EXPENSES):
   Interest expense                            (1,910)                  (4,073)
   Interest income                                 32                       52
                                              -------                   -------
                                               (1,878)                  (4,021)
                                              -------                   -------

         NET (LOSS)                        $  (25,768)               $  (7,706)
                                              =======                   =======

         NET INCOME PER SHARE              $     (.01)               $     -
                                              =======                   =======

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                3,445,527                3,445,527
                                            =========                =========


                     See notes to consolidated financial statements

                   UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                     Three Months Ended
                                                 May 31,                May 31,
                                                  2003                   2002
                                                 ------                 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                         $  (25,768)            $   (7,706)
     Adjustments to reconcile net loss to       ========                 ======
     net cash provided by operating activities:
           Depreciation                              -                    1,614
           Decrease in assets:
           Inventory                                 -                      140
           Other current assets                      -                    2,733
           Increase in liabilities:
           Accounts payable and accrued expenses  29,083                 15,723
                                                 -------                 ------
                                                  29,083                 20,210
                                                 -------                 ------
         Net cash provided by operating
            activities                             3,315                 12,504
                                                 -------                 ------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (Decrease) due from (to)
             affiliates                            4,708                (12,472)
         Increase in stockholders' loans             406                  4,073
                  Net cash provided by (used in)  ------                -------
                   financing activities            5,114                 (8,399)
                                                  ------                -------
NET INCREASE  IN CASH                              8,429                  4,105

CASH AND CASH EQUIVALENTS,
              beginning of period                    868                  5,893
                                                  ------                 ------
CASH AND CASH EQUIVALENTS,
         end of period                         $   9,297              $  9.,998
                                                ========                =======



                 See notes to consolidated financial statements

                UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE MONTHS ENDED MAY 31, 2003



1)           Description of Business and Basis of Presentation:

The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

The Company has incurred an accumulated deficit of approximately $2,856,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 5 and 6) create an uncertainty as to the USBL's ability to continue as a going concern.

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

The accompany unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 2003 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2004. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2003.

2) Summary of Significant Accounting Policies:

a. Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

b.       Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets (approximating $724,000) resulting from the net operating loss carryforward.

As of May 31, 2003, a net operating loss carryforward of approximately $1,810,000 is available through May 31, 2021 to offset future taxable income.

c.       Advertising costs

Advertising costs are expensed as incurred and were approximately $25,500 and $2,326 for the three months ended May 31, 2003 and May 31, 2002 respectively.

d. Earnings (loss) per share

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

e.       Reclassifications

Certain reclassifications have been made to the financial statements for the period ending May 31, 2002 to conform with the classifications used in 2003.

3.       Property and Plant

Effective May 31, 2003, a transaction was consummated wherein MCI assigned all of the outstanding shares of MCREH to the Company in order to satisfy certain payables due from MCI to the Company. The assets and (liabilities) of MCREH were recorded at their historical cost as of May 31, 2003, and included the following:

         Real Estate                                          $277,000
         Due from (to) affiliates                              173,500
         Mortgage payable                                     (117,700)
         Note Payable                                          (50,000)
         Other                                                  (4,300)
                                                              ---------
         Net assets recorded                                  $278,500
                                                              =========

         The real estate has a fair value of $440,000, based on a recent appraisal.

         The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362, and provides for a balloon payment of $116,013 in August 2003. The mortgage is guaranteed by the Company's officers. The Company intends to refinance the mortgage.

         The note payable, due to a member of the Meisenheimer family, bears interest at 6% per annum, payable annually, with principal due on December 31, 2006.


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

The Company is a majority-owned subsidiary (60.6%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. is an entity in the Meisenheimer Group.

b. As of May 31, 2003, loans payable to stockholders, including interest, approximated $279,000. As of February 28, 2003, loans payable to stockholders approximated $279,000. Interest rates on these obligations are 6% per annum.


c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $77,500 and $64,800 for the three months ended May 31, 2003 and May 31, 2002 respectively.


Consulting fees for the three months ended May 31, 2003 and 2002 included $45,000 for consulting services provided by Meisenheimer Capital, Inc. Such consulting services were received by the Company in lieu of cash, as consideration for certain franchise fees and are included in revenues as described above.

e. The Company leases its office from Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH"), a wholly-owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totaled $7,500 for the three months ended May 31, 2003 and May 31, 2002. All of the outstanding stock of MCREH was assigned to the Company effective May 31, 2003 (See Note 3).


5. Non-Cash Transactions:

The Company receives consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise and advertising fees. The value of this consideration approximated $70,000 and $95,000 for the three months ended May 31, 2003 and 2002, respectively. Included in this amount for the three months ended May 31, 2003 and 2002 respectively is approximately $45,000 of consulting services provided by Meisenheimer Capital, Inc., an affiliate and related party.


Effective May 31, 2003, MCI assigned all of the outstanding shares of MCREH to the Company in order to satisfy certain payables due from MCI to USBL (See Note
3).

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2003 AS COMPARED TO MAY 31, 2002

Initial franchise fees for the three months ended May 31, 2003 totaled $65,000 as compared to $55,000 for the comparable period in 2002. In addition, continuing franchise fees increased to approximately $99,200 from $94,600. The aggregate increase of $14,600 (9%) reflects the concerted efforts by the Company to collect franchise fees earned in the season. No new franchises were sold in the three-month period ended May 31, 2003. Sponsorship and advertising revenues totaled $5,000 as compared to $55,000 in 2002. The 2002 balance reflected a sponsorship received from an airline, which did not recur in 2003. Overall, the Company's revenues decreased from $216,600 for the three months ended May 31, 2002 to $186,000 for the three months ended May 31, 2003, a 14% decrease. This decrease was due to the factors described above. Approximately $77,500 and $64,800 of the 2003 and 2002 revenues, respectively, were derived from various related parties.

Operating expenses decreased from $220,300 for the three months ended May 31, 2002 to $209,900 for the three months ended May 31, 2003. Operating expenses for each of the periods included management fees of $45,000 to MCI for the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer. The Company incurred higher referee fees in 2003 because of an increase in standard referee fees. Travel and promotion expenses decreased from $76,900 in 2002 to $57,500, resulting from fewer press conferences and employee travel. Other operating expenses remained relatively consistent.

Net loss for the three months ended May 31, 2003 was $25,800 as compared to a net loss of $7,700 for the three months ended May 31, 2002. The increase reflects the decreased revenues described above and the relatively consistent expense levels.



LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately $452,488 at May 31, 2003.

Effective May 31, 2003, a transaction was consummated wherein MCI assigned all of the outstanding shares of MCREH to the Company in order to satisfy certain payables due from MCI to the Company. The net assets of MCREH were recorded at their historical cost as of May 31, 2003 ($279,200), and included real estate

($278,500), an underlying mortgage ($117,700), a note payable due to a member of the Meisenheimer family ($50,000), and intercompany balances ($173,500). The mortgage payable is due in a balloon payment in August 2003, and the Company intends to refinance the debt. The USBL recognized no gain or loss on this transaction.

The Company's statement of cash flows reflects cash provided by operations of approximately $3,300, consisting principally of a net loss of $25,800 offset by an increase in accounts payable and accrued expenses of approximately $29,100. Net cash provided by financing activities approximated $5,100, consisting principally of a net increase in amounts due from affiliates of approximately $4,700.

The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchisee. If attendance has been poor, USBL has from time to time only received partial payment and in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12 month period. Assuming that all of the teams pay their annual royalty fees, this would only amount to $240,000. However, the Company believes that given prior experience it is more realistic to anticipate royalty fees of approximately $170,000 because some of these teams are simply not able to generate significant attendance at games. Additionally, some of the teams owe back franchise fees. The Company anticipates that it will receive at least $100,000 of back franchise fees during the next 12 months. Adding this to the $170,000 of anticipated royalty fees, this could amount to $270,000 of revenues. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will again have to rely on affiliates for loans to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.


Item 3:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive and financial officer has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Part II   OTHER INFORMATION

Item 1.           Legal Proceedings

There are no legal proceedings pending or threatened.

Item 2.           Changes in Securities

N/A

Item 3.           Defaults upon Senior Securities

N/A

Item 4.           Submission of Matters to a Vote of Shareholders

During the three months ended May 31, 2003, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.           Other Information

N/A

Item 6.           Exhibits and Reports on Form 8-K

         A Form 8-K filed with the Commission on July 15, 2003 describing the acquisition of all of the outstanding stock of Meisenheimer Capital Real Estate Holdings, Inc. by registrant in return for the extinguishment of certain outstanding debt due from Meisenheimer Capital, Inc. to registrant.

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

Date: July 23, 2003

CERTIFICATIONS

I, Daniel T. Meisenheimer III, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of United States Basketball League;

2 Based on my knowledge, this quarterly report does contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: July 23, 2003

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

Date: July 23, 2003

    S/ Richard C. Meisenheimer
       Richard C. Meisenheimer
       Chief Financial Officer



The undersigned hereby certifies in his capacity as an officer of United States Basketball League, Inc. (the Company) that the Quarterly Report of the Company on Form 10QSB for the three months ended May 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects, the financial condition of the Company at the end of such quarter and the results of operations of the Company for such quarter.

Dated: July 23, 2003

   S/ Daniel C. Meisenheimer, III
      Daniel C. Meisenheimer, III
      Chief Executive Officer



The undersigned hereby certifies in his capacity as an officer of United States Basketball League, Inc. (the Company) that the Quarterly Report of the Company on Form 10QSB for the three months ended May 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects, the financial condition of the Company at the end of such quarter and the results of operations of the Company for such quarter.

Dated: July 23, 2003

    S/ Richard C. Meisenheimer
       Richard C. Meisenheimer
       Chief Financial Officer