Form 10QSB
period 2003-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2003-10-21
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Three Months Ended                              Commission File Number
      August  31, 2003                                          1-15913


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




As of September 15, 2003, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                      UNITED STATES BASKETBALL LEAGUE, INC.


                                     INDEX
                                                                           PAGE

PART I.      FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements:

        Balance Sheets - August 31, 2003
        and February 28, 2003. . . . . . . . . . . . . . . . . . . . . . . . 3


        Statements of Operations for the
        Three Months and Six Months Ended
        August 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . 4

        Statement of Stockholders'
        Deficiency. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

        Consolidated Statements of Cash Flows for the
        Six Months Ended August 31, 2003 and 2002 . . . . . . . . . . . . . .6

        Notes to Consolidated Financial Statements . . . . . . . . . . . . 7-10


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . 11


Item 3   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . .14

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .15

                 UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                            August 31,            February 28,
                                              2003                    2003
         ASSETS                             (Unaudited)

CURRENT ASSETS:
   Cash                                     $ 4,503              $    868
   Due from affiliates                      126,037               392,006
   Inventory                                 33,617                33,617
   Prepaid expenses & other current
     assets                                     600                   600
                                            -------               -------
   Total current assets                     164,757               427,091

PROPERTY AND PLANT                          275,718                 -0-
                                            -------               -------
                                      $     440,475             $ 427,091
                                            =======              ========
      LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses  $ 109,611            $  75,654
   Mortgage payable current position          8,444                  -
     Due to affiliates                      106,367              272,367
   Loans payable - stockholders             275,099                8,790
                                            -------              -------
   Total current liabilities                499,521              626,811
                                            -------              -------

MORTGAGE PAYABLE-NON-CURRENT PORTION        107,245                 -
NOTE PAYABLE - RELATED PARTY                 50,000                 -

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.01 par value 30,000,000
  shares authorized; 3,485,502 shares
  issued and outstanding                     34,855              34,855
  Preferred stock $0.01 par value
  2,000,000 shares authorized;
  1,105,679 shares issued and outstanding    11,057              11,057
         Additional paid-in-capital       2,627,192           2,627,192
         Deficit                         (2,846,941)         (2,830,370)
         Treasury stock, at cost; 39,975
          shares                            (42,454)            (42,454)
                                           ---------           ---------
    Total stockholders' deficiency         (216,291)           (199,720)
                                           ---------           ---------
                                         $   440,475          $  427,091
                                           =========           =========

                   See notes to consolidated financial statements

          UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                            Three Months Ended                Six Months Ended
                          August 31,   August 31,          August 31, August 31,
                            2003         2002                2003       2002

REVENUES:
Initial franchise fees    $ 45,000    $ 45,000            $ 110,000   $ 100,000
Continuing franchise fees   72,500      97,896              171,700     192,538
Sponsorship/Advertising     45,000      21,000               50,000      76,000
Other                       11,450       5,080               28,202      17,009
                           -------     -------              -------    --------
                           173,950     168,976              359,902     385,547
                           -------     -------              -------    --------
OPERATING EXPENSES:
Consulting                  57,350      50,733              123,697     113,373
Team expenses                2,700      41,744                9,990      44,929
Referee Fees                21,500      48,952               54,200      73,007
Salaries                    14,700      14,646               29,400      29,346
Travel and Promotion        50,508      32,149              108,013     109,008
Depreciation                 1,282         848                1,282       2,462
Other                       11,983      25,501               43,283      62,704
                           -------     -------              -------     -------
                           160,023     214,573              369,865     434,829
Income (Loss) from         -------     -------              -------     -------
operations                  13,927     (45,597)              (9,963)    (49,282)
                           -------     -------              -------     -------
OTHER INCOME (EXPENSES):
Interest expense            (4,751)     (4,102)              (6,661)     (8,175)
Interest income                 21           5                   53          57
                            ------     -------              -------     -------
                            (4,730)     (4,097)              (6,608)     (8,118)

NET INCOME (LOSS)          $ 9,197   $ (49,694)           $ (16,571)  $ (57,400)
                           -------   ---------              -------     -------
NET  INCOME(LOSS) PER
SHARE$                         -     $    (.02)           $    -        $  (.02)
                           -------    --------             --------     -------
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING              3,445,527   3,445,527            3,445,527    3,445,527
                         =========   =========            =========    ========

                        See notes to consolidated financial statements


                UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                  Common Stock                   Preferred Stock       Additional                           Total
                                  Shares                         Shares                Paid-in              Treasury   Stockholders'
                                  Outstanding    Amount          Outstanding  Amount   Capital    Deficit   Stock       Deficiency
                                  -----------    ------          -----------  ------   --------   -------   --------   -------------

Balance, March 1, 2003            3,485,502     $34,855          1,105,679   $11,057  $2,627,192 $(2,830,370) $(42,454)   $(199,720)

Net Loss                            -              -                 -          -         -          (16,571)     -         (16,571)
                                  ---------     --------         ---------   -------  ---------  ------------  --------   ----------



Balance August 31, 2003           3,485,502     $34,855          1,105,679  $11,057   $2,627,192 $(2,846,941) $(42,454)   $(216,291)
                                 ==========     =======          =========  =======   ==========  ==========   ========   ==========



                                               See notes to consolidated financial statements


                   UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                        Six Months Ended
                                               August 31,          August 31,
                                                 2003                 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                  $   (16,571)        $   (57,400)
                                              ----------          -----------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation                                 1,282               2,462
      Decrease in assets:
       Inventory                                     -                   160
       Other current assets                          -                 2,733

      Increase in liabilities:
       Accounts payable and accrued expenses      28,957              36,823
                                                 -------             -------
                                                  30,239              42,178
                                                 -------             -------
   Net cash used in provided by operating
   activities                                     13,668             (15,222)
                                                 -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease due from (to) affiliates        (4,360)              7,350
         Increase (decrease) in stockholders'
         loans                                    (3,691)              5,975
         Repayment of mortgage payable            (1,982)                -
                                                 --------             -------
           Net cash (used in) provided by
           financing activities                  (10,033)             13,325
                                                 --------             -------

NET INCREASE (DECREASE) IN CASH                    3,635              (1,897)

CASH AND CASH EQUIVALENTS, beginning of period       868               5,893
                                                 -------              -------
CASH AND CASH EQUIVALENTS, end of period        $  4,503             $ 3,996
                                                 =======              =======



                 See notes to consolidated financial statements

                  UNITED STATES BASKETBALL LEAGUE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED AUGUST 31, 2003


1)           Description of Business and Basis of Presentation:

The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

The Company has incurred an accumulated deficit of approximately $2,847,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 4 and 5) create an uncertainty as to the USBL's ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six- month period ended August 31, 2003 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2004. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2003.

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

As of August 31, 2003, a net operating loss carryforward of approximately $1,802,000 is available through August 31, 2021 to offset future taxable income.

    c.    Advertising costs

Advertising costs are expensed as incurred and were $50,891 and $52,821 for the six months ended August 31, 2003 and August 31, 2002 respectively.

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

5. Reclassifications

Certain reclassifications have been made to the financial statements for the period ending August 31, 2002 to conform with the classifications used in 2003.

3.   Property and Plant

Effective May 31, 2003, a transaction was consummated wherein MCI assigned all of the outstanding shares of MCREH to the Company in order to satisfy certain payables due from MCI to the Company. The assets and (liabilities) of MCREH were recorded at their historical cost as of May 31, 2003, and included the following:

       Real Estate                                 $277,000
       Due from (to) affiliates                     173,000
       Mortgage payable                            (117,700)
       Note Payable                                 (50,000)
       Other                                         (4,300)
       Net assets recorded                         $278,500

The real estate has a fair value of $440,000, based on a recent appraisal.

The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment approximating $67,800 in August 2008. The mortgage is guaranteed by the Company's officers. Future maturies of the mortgage are as follows:

                  Years ending
                   August 31,

                  2004      $  8,400
                  2005         9,100
                  2006         9,700
                  2007        10,400
                  2008        78,100

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

The Company is a majority-owned subsidiary (60.6%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. is an entity in the Meisenheimer Group.

b. As of August 31, 2003, loans payable to stockholders, including interest, approximated $275,000. As of February 28, 2003, loans payable to stockholders approximated $279,000. Interest rates on these obligations are 6% per annum.

c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group approximating $157,360 and $170,600 for the six months ended August 31, 2003 and August 31, 2002 respectively.

d. Consulting fees for the six months ended August 31, 2003 and 2002 included $90,000 for consulting services provided by Meisenheimer Capital, Inc. Such
consulting   services  were  received  by  the  Company  in  lieu  of  cash,  as consideration for certain franchise fees and are included in revenues as described above.

e. The Company leased its office from Meisenheimer Capital Real Estate Holdings, Inc., a wholly-owned subsidiary of Meisenheimer Capital, Inc. Rent expense on this operating lease totaled $7,500 and $15,000 for the six months ended August 31, 2003 and 2002 respectively. All of the outstanding stock of MCREH was assigned to the Company effective May 31, 2003 (see Note 3).

5.   Non-Cash Transactions:

The Company receives consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise and advertising fees. The value of this consideration approximated $140,000 and $208,000 for the six months ended August 31, 2003 and 2002, respectively. Included in this amount for the six months ended August 31, 2003 and 2002 respectively is approximately $90,000 of consulting services provided by Meisenheimer Capital, Inc., an affiliate and related party.

Effective May 31, 2003, MCI assigned all of the outstanding shares of MCREH to the Company in order to satisfy certain payables due from MCI to USBL (see Note
3).

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED AUGUST 31, 2003 AS COMPARED TO AUGUST 31, 2002

Initial franchise fees for the six months ended August 31, 2003 totaled $110,000 as compared to $100,000 for the comparable period in 2002. In addition, continuing franchise fees decreased to $171,700 from $192,500. The aggregate decrease of $10,800 (4%) reflects slower payments by certain franchises. No new franchises were sold in the six-month period ended August 31, 2003. Sponsorship and advertising revenues totaled $50,000 as compared to $76,000 in 2002. The 2002 balance reflected a sponsorship received from an airline, which did not recur in 2003. Other income increased from $17,000 to $28,000, reflecting rental income related to the Company's acquisition of a building in connection with the transfer of the assets of MRREH. Overall, the Company's revenues decreased from $386,500 for the six months ended August 31, 2002 to $359,900 for the six months ended August 31, 2003, a 7% decrease. This increase was due to the factors described above. Approximately $157,400 and $170,600 of the 2003 and 2002 revenues, respectively, were derived from various related parties.

Operating expenses decreased from $434,800 for the six months ended August 31, 2002 to $369,900 for the six months ended August 31, 2003. Operating expenses for each of the periods included management fees of $90,000 to MCI for the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer. The decrease in operating expenses was due in part because team expenses decreased from $44,900 to $10,000, reflecting reduced support services required by certain teams. The Company also incurred lower referee fees in 2003 because of a reduction in staffing and fewer games being played. Travel and promotion expenses remained relatively consistent. Other operating expenses decreased, reflecting the Company's efforts to reduce overhead costs and lower rent consolidated expense resulting from the acquisition of the building housing the Company's offices in connection with the MCREH transaction.

Net loss for the six months ended August 31, 2003 was $16,600 as compared to a net loss of $57,400 for the six months ended August 31, 2002. The decrease reflects the increased revenues described above and the relatively consistent expense levels.

THREE MONTHS ENDED AUGUST 31, 2003 AS COMPARED TO AUGUST 31,
2002

Initial franchise fees for each of the three months ended August 31, 2003 totaled $45,000. In addition, continuing franchise fees decreased to $72,500 from $97,900. The aggregate decrease of $25,400 (18%) reflects slower payments by certain franchises. No new franchises were sold in the three-month period ended August 31, 2003. Sponsorship and advertising revenues totaled $45,000 as compared to $21,000 in 2002. The 2003 balance reflects increased advertising by a related party. Other income increased from $5,000 to $11,500, reflecting rental income related to the Company's acquisition of a building in connection with the transfer of the assets of MCREH. Overall, the Company's revenues increased from $169,000 for the three months ended August 31, 2002 to $174,000 for the three months ended August 31, 2003, a 3% increase. This increase was due to the factors described above. Approximately $79,900 and $105,800 of the 2003 and 2002 revenues, respectively, were derived from various related parties.

Operating expenses decreased from $214,600 for the three months ended August 31, 2002 to $160,000 for the three months ended August 31, 2003. Operating expenses for each of the periods included management fees of $45,000 to MCI for the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer. This decrease was due in part because team expenses decreased from $42,700 in 2002 to $2,700 in 2003, reflecting reduced support services required by certain teams. The Company also incurred lower referee fees in 2003 because of a reduction in staffing and fewer games being played. Other operating expenses decreased, reflecting the Company's efforts to reduce overhead costs lower rent expense resulting from the acquisition of the building housing the Company's offices in connection with the MCREH transaction.

Net income for the three months ended August 31, 2003 was $9,200 as compared to a net loss of $49,700 for the three months ended August 31, 2002. The increase reflects the increased revenues described above and the overall lower expense levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately $334,764 at August 31, 2003.

Effective May 31, 2003, a transaction was consummated wherein MCI assigned all of the outstanding shares of MCREH to the Company in order to satisfy certain payables due from MCI to the Company. The net assets of MCREH were recorded at their historical cost as of May 31, 2003 ($279,200), and included real estate ($278,500), an underlying mortgage ($117,700), a note payable due to a member of the Meisenheimer family ($50,000), and intercompany balances ($173,500). The mortgage payable is payable in monthly installments approximating $1,362 through July 2008, and provides for a balloon payment of $67,800 in August 2008. USBL recognized no gain or loss on this transaction.

The Company's statement of cash flows reflects cash provided by operations of approximately $13,700, consisting principally of a net loss of $16,600 offset by an increase in accounts payable and accrued expenses of approximately $29,000. Net cash used in financing activities approximated $10,000, consisting principally of net decreases in amounts due from affiliates of approximately $4,400 and stockholders' loans of $3,700.$4,400 and stockholders' loans of $3,700.

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

N/A

Item 3.   Defaults upon Senior Securities

N/A

Item 4.   Submission of Matters to a Vote of Shareholders

During the three months ended August 31, 2003, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.    Other Information

N/A

Item 6

  (a) Exhibits:

          31.1 - Certification by the Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 - Certification by the Chief Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 - Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 - Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                               UNITED STATES BASKETBALL LEAGUE,
                                               INC.
                                               (Registrant)

                                               /s/ Daniel T. Meisenheimer III
                                                   Daniel T. Meisenheimer III
                                                   Chairman and President

                                               /s/ Richard C. Meisenheimer
                                                   Richard C. Meisenheimer
                                                   Vice President, Secretary and
                                                   Director

Date: October 20, 2003

Exhibit 31.1

                            CERTIFICATION PURSUANT TO
                           SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification of CEO

I, Daniel T Meisenheimer III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the United States Basketball League;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's   disclosure
             controls and   procedures and presented in this report our
             conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal
             control over financial   reporting that occurred during the
             registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.





   /s/ Daniel T. Meisenheimer III                              October 17, 2003
   -------------------
     Daniel T. Meisenheimer III
     Chief Executive Officer

Exhibit 31.2

                            CERTIFICATION PURSUANT TO
                           SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification of CFO

I, Richard C. Meisenheimer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the United States Basketball League;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's   disclosure
             controls and   procedures and presented in this report our
             conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal
             control over financial   reporting that occurred during the
             registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.




   /s/ Richard C. Meisenheimer                                 October 17, 2003
   -------------------
     Richard C. Meisenheimer
     Chief Financial Officer

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Certification of CEO

In connection with the Quarterly Report of the United States Basketball League (the "Company") on Form 10-QSB for the period ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel T. Meisenheimer III, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/ Daniel T. Meisenheimer III                              October 17, 2003
   -------------------
     Daniel T. Meisenheimer III
     Chief Executive Officer


     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


     This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
     Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference

Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Certification of CFO

In connection with the Quarterly Report of the United States Basketball League (the "Company") on Form 10-QSB for the period ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard C. Meisenheimer, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/ Richard C. Meisenheimer                                 October 17, 2003
   -------------------
     Richard C. Meisenheimer
     Chief Executive Officer



     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

     This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
     Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.