Form 10QSB
period 2003-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2004-01-21
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549


                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                           Commission File Number
   November  30, 2003                                      1-15913


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



As of January 15, 2003, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share issued and outstanding.

                     UNITED STATES BASKETBALL LEAGUE, INC.


                                    INDEX

                                                                           PAGE

PART I.           FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements:

        Consolidated Balance Sheets - November 30, 2003
        and February 28, 2003. . . . . . . . . . . . . . . . . . . . . . . .  3


        Consolidated Statements of Operations for the
        Three and Nine Months Ended
        November 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . .  4

        Consolidated Statement of Stockholders'
        Deficiency. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

        Consolidated Statements of Cash Flows for the
        Nine Months Ended November 30, 2003 and 2002 . . . . . . . . . . . . .6


        Notes to Consolidated Financial Statements . . . . . . . . . . . . .7-10


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . 11-13


Item 3   Controls and Procedures . . . . . . . . . . . . . . . . . . .  . . .13

PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 13

             UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                      November 30,           February 28,
                                          2003                  2003
         ASSETS                       (Unaudited)

CURRENT ASSETS:
         Cash                      $    4,522             $      868
         Due from affiliates          129,957                392,006
         Inventory                     33,617                 33,617
         Other current assets             600                    600
                                     --------                -------
            Total current assets      168,696                427,091

PROPERTY AND PLANT, net               274,436                   -0-
                                   ----------                --------
                                  $   443,132             $  427,091
                                 =============             ===============

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued
         expenses                 $   116,102             $  75,654
   Mortgage payable current
         position                       8,304                 -0-
   Due to affiliates                  106,367               272,367
   Loans payable - stockholders       279,172               278,790
                                     --------              --------
     Total current liabilities        509,945               626,811
                                     --------              --------

MORTGAGE PAYABLE - NON-CURRENT
  PORTION                             105,368                  -0-
NOTE PAYABLE - RELATED PARTY           50,000                  -0-

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.01 par value
    30,000,000 shares authorized;
    3,485,502 shares issued and
    outstanding                        34,855               34,855
   Preferred stock $0.01 par value
    2,000,000 shares authorized;
    1,105,679 shares issued and
    outstanding                        11,057               11,057
   Additional paid-in-capital       2,627,192            2,627,192
   Deficit                         (2,852,831)          (2,830,370)
   Treasury stock, at cost;
    39,975 shares                     (42,454)             (42,454)
                                    ----------           ----------
Total stockholders' deficiency       (222,181)            (199,720)
                                    ----------          -----------
                                $     443,132          $   427,091
                                    ----------          -----------


               See Notes to Consolitated Financial Statements



                               UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                               November 30,    November 30,    November 30,  November 30,
                                                  2003            2002              2003         2002

 REVENUES:

Initial franchise fees                         $ 45,000    $   60,000         $ 155,000       $ 160,000
     Annual franchise fees                       49,558        24,406           221,258         216,944
     Sponsorship/Advertising                     40,000        10,000            90,000          86,000
     Other                                       12,500         5,221            40,702          22,230
                                                -------        ------           -------         -------
                                                147,058        99,627           506,960         485,174
                                                -------        ------           -------         -------

OPERATING EXPENSES:
     Consulting                                  63,600        19,030           187,297         132,403
  Team expenses                                   5,000        11,873            14,990          56,802
  Referees                                         -0-          6,894            54,200          79,901
  Salaries                                       14,736        14,700            44,136          44,046
  Travel and  Promotion                          50,198         5,798           158,211         114,716
  Depreciation                                    1,282          -0-              2,564           2,462
  Other                                          11,141        33,772            54,424          96,566
                                                -------        ------           -------          -------
                                                145,957        92,067           515,822         526,896
Income (Loss) from  operations                    1,101         7,560            (8,862)        (41,722)
                                                -------        ------          --------         --------
OTHER INCOME (EXPENSES):
  Interest expense                               (6,995)       (4,135)          (13,656)        (12,310)
  Interest  income                                    4            18                57              75
                                               --------        -------         --------         --------
                                                 (6,991)       (4,117)          (13,599)        (12,235)
NET (LOSS)  INCOME                             $ (5,890)      $ 3,443        $  (22,461)      $ (53,957
                                               ---------      --------       ----------        ---------
NET (LOSS) PER SHARE                           $   -0-         $ -0-           $ (.01)          $ (.02)
                                               ---------     ---------       ----------       ----------
WEIGHTED   AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                            3,445,527     3,445,527         3,445,527       3,445,527
                                              =========     =========         =========       =========


                                  See notes to consolidated financial statements





                                       UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                         Common Stock           Preferred Stock         Additional                         Total
                                    Shares                   Shares                     Paid-in               Treasury Stockholders'
                                    Outstanding   Amount     Outstanding      Amount    Capital     Deficit   Stock      Deficiency

Balance, March 1, 2003               3,485,502   $34,855     1,105,679       $11,057  $2,627,192  $(2,830,370) $(42,454) $(199,720)

Net Loss                                -           -           -               -         -         (22,461)       -       (22,461)

                                    --------     --------    ----------      -------   ----------  ----------   ---------  --------

Balance November 30, 2003            3,485,502   $34,855     1,105,679       $11,057  $2,627,192  $(2,852,831)  $(42,454) $(222,181)






                         See notes to consolidated financial statements



                                                          7

                    UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                              Nine Months Ended
                                      November 30,          November 30,
                                         2003                   2002
                                         ----                   -----

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net (loss)                 $  (22,461)           $  (53,957)
         Adjustments to reconcile      --------              --------
         net (loss) to
         net cash provided by
         operating activities:
           Depreciation                  2,564                 2,462
          (Increase) Decrease
            in assets:
          Inventory                       -0-                 (2,966)
          Other Assets                    -0-                  4,700
        Increase in liabilities:
         Accounts payable and
         accrued expenses               35,448                21,717
                                       --------              -------
                                        38,012                25,913
                                       --------              -------
        Net cash provided by
       (used for) operating activities  15,551               (28,044)
                                       -------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         (Increase) decrease due from
          (to) affiliates              (8,280)                20,812
         Increase in stockholders'
          loans                           382                  8,110
         Repayment of mortgage payable (3,999)                  -0-
                                       -------                ------
           Net cash (used in) provided
           by financing activities    (11,897)                28,922
                                      --------               -------

NET INCREASE IN CASH                    3,654                    878
                                      -------                 ------

CASH AND CASH EQUIVALENTS, beginning
of period                                 868                  5,983
                                        ------                -------
CASH AND CASH EQUIVALENTS, end of period  $ 4,522       $     6,771
                                         ===========       ============

            UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED NOVEMBER 30, 2003

1) Description of Business and Basis of Presentation:

The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

The Company has incurred an accumulated deficit of approximately $2,853,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see notes 4 and 5) create an uncertainty as to the USBL's ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine-month period ending November 30, 2003 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2004. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2003.

2) Summary of Significant Accounting Policies:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

     a.       Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets (approximating $724,000) resulting from the net operating loss carryforwad.

As of November 30, 2003, a net operating loss carryforward of approximately $1,808,000 is available through November 30, 2021 to offset future taxable income.

b. Advertising costs Advertising costs are expensed as incurred and were $61,011 and $54,257 for the nine months ended November 30, 2003 and November 30, 2002, respectively.

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

3. Property and Plant:

Effective May 31, 2003, a transaction was consummated wherein Meisenheimer Capital Inc. ("MCI"), the Company's majority shareholder, assigned all of the outstanding shares of Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH") to the Company in order to satisfy certain payables due from MCI to the Company. The assets and (liabilities) of MCREH were recorded at their historical cost as of May 31, 2003, and included the following:

         Real Estate                                          $277,000
         Due from (to) affiliates                              173,500
         Mortgage Payable                                     (117,700)
         Note Payable                                          (50,000)
         Other                                                  (4,300)
         Net assets recorded                                  $278,500
                                                              ========

The real estate has a fair value of $440,000, based on a recent appraisal.

The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment approximating $67,800 in August 2008.

The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:

                           Years Ending
                           November 30, 2004       $        8,300
                                        2005                9,100
                                        2006                9,700
                                        2007               10,400
                                        2008               76,200

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

The Company is a majority-owned subsidiary (60.6%) of Meisenheimer Capital, Inc. Meisenheimer Capital, Inc. is an entity in the Meisenheimer Group.

b. As of November 30, 2003, loans payable to stockholders, including interest, approximated $279,000. As of February 28, 2003, loans payable to stockholders approximated $279,000. Interest rates on these obligations are 6% per annum.

c. Included in revenues are amounts received from various related parties affiliated with the Meisenheimer Group approximating $79,900 and $105,800 for the three months ended November 30, 2003 and 2002, respectively, and $227,400 and $208,000 for the nine months ended November 30, 2003 and 2002 respectively.

d. Consulting fees included consulting services provided by Meisenheimer Capital, Inc. of $45,000 and 10,000 for the three months ended November 30, 2003 and 2002, respectively and $135,000 and $100,000 for the nine months ended November 30, 2003 and 2002, respecitively. Such consulting services were received by the Company in lieu of cash, as consideration for certain franchise fees and are included in revenues as described above.

e. The Company leased its office from MCREH prior to its May 31, 2003 acquisition of that entity (see Note 3). Rent expense on this operating lease totaled $7,500 in the three months ended November 30, 2002 and $7,500 and $22,500 for the nine months ended November 30, 2003 and November 30, 2002, respectively.

5.       Non-Cash Transactions:

The Company receives consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise and advertising fees. The value of this consideration approximated $215,000 and $238,505 for the nine months ended November 30, 2003 and 2002, respectively. Included in this amount for the nine months ended November 30, 2003 and 2002 respectively
$135,000 and $100,000, respectively, of consulting services provided by Meisenheimer Capital, Inc., an affiliate and related party.

Effective May 31, 2003, MCI assigned all of the outstanding shares of MCREH to the Company in order to satisfy certain payables due from MCI to USBL (see note
3).

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED NOVEMBER 30, 2003 AS COMPARED TO NOVEMBER 30, 2002

Initial franchise fees for the nine months ended November 30, 2003 totaled $110,000 as compared to $160,000 for the comparable period in 2002. In addition, continuing franchise fees increased to $266,300 from $216,900. The aggregate decrease of $600 reflects slower payments by certain franchises. No new franchises were sold in the nine-month period ended November 30, 2003. Sponsorship and advertising revenues totaled $90,000 as compared to $86,000 in 2002. The 2002 balance reflected a sponsorship received from an airline, which did not recur in 2003. Other income increased from $22,000 to $41,000, reflecting rental income related to the Company's acquisition of a building in connection with the transfer of the assets of MCREH. Overall, the Company's revenues increased from $485,000 for the nine months ended November 30, 2002 to $507,000 for the nine months ended November 30, 2003, a 5% increase. This increase was due to the factors described above. Approximately $227,000 and $190,600 of the 2003 and 2002 revenues, respectively, were derived from various related parties.

Operating expenses decreased from $526,900 for the nine months ended November 30, 2002 to $515,800 for the nine months ended November 30, 2003. Operating expenses included management fees to MCI of $135,000 and $100,000, respectively, for the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer. Team expenses decreased from $56,800 to $15,000, reflecting reduced support services required by certain teams. The Company incurred lower referee fees in 2003 because of a reduction in staffing and fewer games being played. Other operating expenses decreased, reflecting the Company's efforts to reduce overhead costs and lower rent consolidated expense resulting from the acquisition of the building housing the Company's offices in connection with the MCREH transaction.

Net loss for the nine months ended November 30, 2003 was $22,500 as compared to a net loss of $54,000 for the nine months ended November 30, 2002. The decrease reflects the increased revenues described above and the relatively consistent expense levels.

THREE MONTHS ENDED NOVEMBER 30, 2003 AS COMPARED TO NOVEMBER 30,
2002

There were no initial franchise fees during the quarter ended November 30, 2003, as compared to $60,000 in the corresponding period in the prior year. In addition, continuing franchise fees increased from $24,400 to $94,600. The aggregate increase of $10,200 (12%) reflects faster payments by certain franchises. No new franchises were sold in the three-month period ended November 30, 2003. Sponsorship and advertising revenues totaled $40,000 as compared to $10,000 in 2002. The 2003 balance reflects increased advertising by a related party. Other
                                        13
income increased from $5,200 to $12,500, reflecting rental income from related to the Company's acquisition of a building in connection with the transfer of the assets of MCREH. Overall, the Company's revenues increased from $100,000 for the three months ended November 30, 2002 to $147,000 for the three months ended November 30, 2003, a 47% increase. This increase was due to the factors described above. Approximately $79,900 and $105,800 of the 2003 and 2002 revenues, respectively, were derived from various related parties.

Operating expenses increased from $92,000 for the three months ended November 30, 2002 to $146,000 for the three months ended November 30, 2003. Operating expenses included management fees of $45,000 and $10,000 in 2003 and 2002, respectively, to MCI for the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer. Team expenses decreased from $11,900 in 2002 to $5,000 in 2003, reflecting reduced support services required by certain teams. The Company incurred no referee fees in 2003 because of a reduction in staffing and fewer games being played. Other operating expenses decreased, reflecting the Company's efforts to reduce overhead costs lower rent expense resulting from the acquisition of the building housing the Company's offices in connection with the MCREH transaction.

Net income for the three months ended November 30, 2003 was $3,400 as compared to a net loss of $5,900 for the three months ended November 30, 2002. The decrease reflects the increased expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of approximately $341,000 at November 30, 2003.

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

The Company's statement of cash flows reflects cash provided by operations of approximately $15,600, consisting principally of a net loss of $22,500 offset by an increase in accounts payable and accrued expenses of approximately $35,400. Net cash used in financing activities approximated $11,900, consisting principally of a net decrease in the amount due from affiliates of approximately $8,300 and the repayment of mortgage payable of $4,000.

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

N/A

Item 3.           Defaults upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Shareholders

During the three months ended November 30, 2003, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

[PULL IN FROM PREVIOUS 10-Q]

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

                                            UNITED STATES BASKETBALL LEAGUE,
                                            INC.
                                           (Registrant)

                                            /s/ Daniel T. Meisenheimer III
                                           ------------------------------------
                                            Daniel T. Meisenheimer III
                                            Chairman and President

                                            /s/ Richard C. Meisenheimer
                                            -----------------------------------
                                            Richard C. Meisenheimer
                                            Vice President, Secretary and
                                            Director

Date: January 16, 2004

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




   /s/ Richard C. Meisenheimer                                 January 20, 2004
   -------------------
     Richard C. Meisenheimer
     Chief Financial Officer

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Certification of CEO

     In connection with the Quarterly Report of the United States Basketball League (the "Company") on Form 10-QSB for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel T. Meisenheimer III, Chief Executive
     Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/ Daniel T. Meisenheimer III                              January 20, 2004
   -------------------
     Daniel T. Meisenheimer III
     Chief Executive Officer


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

Certification of CFO

In connection with the Quarterly Report of the United States Basketball League (the "Company") on Form 10-QSB for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard C. Meisenheimer, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   /s/ Richard C. Meisenheimer                                 January 20, 2004
   -------------------
     Richard C. Meisenheimer
     Chief Executive Officer



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