Form 10QSB/A
period 2003-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2004-01-21
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549


                              FORM 10-QSB/A

                             Amendment No. 1

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


               See Notes to Consolitated Financial Statements



                               UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                               November 30,    November 30,    November 30,  November 30,
                                                  2003            2002              2003         2002

 REVENUES:


Initial franchise fees                         $   -       $   60,000         $ 110,000       $ 160,000
     Annual franchise fees                       94,558        24,406           266,258         216,944
     Sponsorship/Advertising                     40,000        10,000            90,000          86,000
     Other                                       12,500         5,221            40,702          22,230
                                            -------        ------           -------         -------
                                                147,058        99,627           506,960         485,174
                                                -------        ------           -------         -------


OPERATING EXPENSES:
     Consulting                                  63,600        19,030           187,297         132,403
  Team expenses                                   5,000        11,873            14,990          56,802
  Referees                                         -0-          6,894            54,200          79,901
  Salaries                                       14,736        14,700            44,136          44,046
  Travel and  Promotion                          50,198         5,798           158,211         114,716
  Depreciation                                    1,282          -0-              2,564           2,462
  Other                                          11,141        33,772            54,424          96,566
                                                -------        ------           -------          -------
                                                145,957        92,067           515,822         526,896
Income (Loss) from  operations                    1,101         7,560            (8,862)        (41,722)
                                                -------        ------          --------         --------
OTHER INCOME (EXPENSES):
  Interest expense                               (6,995)       (4,135)          (13,656)        (12,310)
  Interest  income                                    4            18                57              75
                                               --------        -------         --------         --------
                                                 (6,991)       (4,117)          (13,599)        (12,235)
NET (LOSS)  INCOME                             $ (5,890)      $ 3,443        $  (22,461)      $ (53,957
                                               ---------      --------       ----------        ---------
NET (LOSS) PER SHARE                           $   -0-         $ -0-           $ (.01)          $ (.02)
                                               ---------     ---------       ----------       ----------
WEIGHTED   AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                            3,445,527     3,445,527         3,445,527       3,445,527
                                              =========     =========         =========       =========


                                  See notes to consolidated financial statements





                                       UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                         Common Stock           Preferred Stock         Additional                         Total
                                    Shares                   Shares                     Paid-in               Treasury Stockholders'
                                    Outstanding   Amount     Outstanding      Amount    Capital     Deficit   Stock      Deficiency

Balance, March 1, 2003               3,485,502   $34,855     1,105,679       $11,057  $2,627,192  $(2,830,370) $(42,454) $(199,720)

Net Loss                                -           -           -               -         -         (22,461)       -       (22,461)

                                    --------     --------    ----------      -------   ----------  ----------   ---------  --------

Balance November 30, 2003            3,485,502   $34,855     1,105,679       $11,057  $2,627,192  $(2,852,831)  $(42,454) $(222,181)
(unaudited)





                         See notes to consolidated financial statements



                                                          5

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

THREE MONTHS ENDED NOVEMBER 30, 2003 AS COMPARED TO NOVEMBER 30,
2002

There were no initial franchise fees during the quarter ended November 30, 2003, as compared to $60,000 in the corresponding period in the prior year. In addition, continuing franchise fees increased from $24,400 to $94,600. The aggregate increase of $10,200 (12%) reflects faster payments by certain franchises. No new franchises were sold in the three-month period ended November 30, 2003. Sponsorship and advertising revenues totaled $40,000 as compared to $10,000 in 2002. The 2003 balance reflects increased advertising by a related party. Other
                                      11
income increased from $5,200 to $12,500, reflecting rental income from related to the Company's acquisition of a building in connection with the transfer of the assets of MCREH. Overall, the Company's revenues increased from $100,000 for the three months ended November 30, 2002 to $147,000 for the three months ended November 30, 2003, a 47% increase. This increase was due to the factors described above. Approximately $79,900 and $105,800 of the 2003 and 2002 revenues, respectively, were derived from various related parties.

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