Form 10KSB
period 2004-02-29
UNITED STATES BASKETBALL LEAGUE INC
filed 2004-06-16
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                [X] Annual Report Pursuant to Section 13 or 15(d)of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended February 29, 2004
                                       or
           [ ] Transitional Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                        For the transition period from       to
                                                       -----    -----

                         Commission File Number 001-15913

                      UNITED STATES BASKETBALL LEAGUE, INC.
             (Exact Name of registrant as specified in its charter)

                  Delaware                                     06-1120072
         (State or other jurisdiction of                    (I.R.S.  Employer
         incorporation or organization)                     Identification No.)

           46 Quirk Road, Milford, Connecticut           06460
         (Address of principal executive offices)     (Zip Code)

         Issuer's telephone number, including area code: (203) 877-9508

           Securities registered pursuant to Section 12(b) of the Act:

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock - $.01 par value


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [ X ]                  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year: $581,087

     As of June 10, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $774,200.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     The number of shares of the registrant's common stock outstanding as of June 10, 2004 was 3,485,502 shares.

     The number of shares of the registrant's preferred stock outstanding as of June 10, 2004 was 1,105,679 shares.

ITEM  1.          DESCRIPTION OF BUSINESS

a)       History

         The United States Basketball League ("USBL", "we" or the "Company") was incorporated in Delaware in May, 1984 as a wholly-owned subsidiary of Meisenheimer Capital, Inc. ("MCI"). MCI was and is a publicly owned company having made a registered public offering of its common stock in 1984. Since 1984, MCI has been under the control of the Meisenheimer family consisting of Daniel T. Meisenheimer III, his brother, Richard Meisenheimer, and their father and mother, Daniel Meisenheimer, Jr. and Mary Ellen Meisenheimer. Daniel Meisenheimer, Jr. died in September, 1999. Members of the Meisenheimer family also have a controlling interest in Spectrum Associates, Inc. ("Spectrum"), a company engaged in the manufacture of helicopter parts. From time to time, Spectrum has loaned money to us and has engaged in other revenue generating transactions with us.

b)       Operations

         We were incorporated by MCI for the purpose of developing and managing a professional basketball league, the United States Basketball League (the "League"). The League was originally conceived to provide a vehicle for college graduates interested in going professional with an opportunity to improve their skills and to showcase their skills in a professional environment. This approach affords the players an opportunity to perhaps be selected by one of the teams comprising the National Basketball Association ("NBA") and to attend summer camp sponsored by that team. Today, our players also consist of free agents seeking to join an NBA team. USBL's season (April through June of each year) was specifically designed to afford our League players the chance to participate in the various summer camps run by the teams in the NBA, which summer camps normally start in August each year. Since 1984 and up to the present time there have been approximately 150 players from our League who also have been selected to play for teams in the NBA. A sizable number of our players were eventually selected to play in NBA all star games. Additionally, a total of approximately
75 players were previously selected each year to play in the Continental Basketball Association ("CBA") and the National Basketball Development League (the "NBDL"), the official developmental league of the NBA.

         Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. For the 1999 season (ending in August, 1999) we had thirteen active franchises and two inactive franchises. After the 1999 season, two franchises were canceled for their failure to meet franchise obligations. For our 2000 season, which began in May, 2000, we had eleven active franchises. For the 2001 season, which began on May 30 and ended on July 1, 2001, we had ten active franchises. One franchise active during the 2001 season was terminated for failure to pay its annual franchise fees. For the 2002 season, we had ten active franchises. For the 2003 season we had nine active franchises and two inactive franchises which were current in paying their franchise fees. These two inactive franchises were activated for the 2004 season which began in April 2004. Accordingly, we now have eleven active franchises.

         As the League is presently constituted, each team within the League maintains an active roster of eleven players during the season and each team plays thirty games per season. We have playoffs at the conclusion of the regular season. Under the terms of our Franchise Agreements, each franchise is limited to a $47,500 salary cap for all players for each season. No player can receive more than $1,000 a week as salary.

         Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high in the 1999 season of 13 franchises. The current active franchises, divided into the Eastern and Midwest Divisions, are located in Dodge City, Kansas (the Dodge City Legend); Enid, Oklahoma (the Oklahoma Storm); Salina, Kansas (the Kansas Cagerz); Lehigh, Pennsylvania (the Pennsylvania Valley Dawgs); Brooklyn, New York (the Brooklyn Kings); Melbourne, Florida (the Brevard Blue Ducks); Glens Falls, NY (the Adirondack Wildcats); White Plains, New York (the Westchester Wildfire); St. Louis, Missouri (the St. Louis Skyhawks); Cedar Rapids, Iowa (the Cedar Rapids River Raiders); and Florence, South Carolina (the Florence Flyers). In addition, MCI owns two inactive franchises which pay annual royalty fees, and Spectrum Associates owns one, which pays its dues.

         At the present time we are offering franchises for $300,000. Our most recent sale was in 2003 at a price of $300,000. We received $50,000 as a down payment and the balance was to be paid over four years pursuant to a payment schedule. The next installment of $50,000 is due on September 1, 2004. We have been unable to receive more than $50,000 for a down payment on expansion teams and we require dues be paid prior to the year-end. This does not always allow us to receive all of the installments due on time. We therefore work with our franchisees to allow them to meet their local market obligations and carry their balance with the League until they can make payments. This is in the best interest of the USBL and its teams. The stronger the teams are in their markets and financially the stronger the League becomes.

         Since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $300,000, our most recent sales. The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises. Because historically most of the franchises have not operated profitably, the asking price has been negotiated and in addition we have extended highly favorable installment plans. Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated. Based on the uncertainty of collecting franchise fees, we record those revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. We believe that today we are in a stronger position and have a greater name recognition than at any time in our history. As a result, we are in a better position to demand and receive a large down payment and installments on a more regular basis. Discussions are now being held for new expansion teams for 2005, with a limit of 15 teams for the 2005 season.

         We utilize a standard franchise agreement which is on file in the various states where we offer our franchises. Under this standard franchise agreement, the term of the franchise is for ten (10) years with a right to renew for a similar period. In addition to the initial purchase price of the franchises, franchisees are required to pay an annual royalty fee ranging from $20,000 to $25,000 per year. Currently nine of the eleven active franchises are current in their payment of annual royalty fees. One franchise owes $7,000 and one owes $10,000. The franchise agreement affords us the right to terminate these franchises for failure to pay the annual royalty fee, but in an effort to maintain the continuity of the League we have elected not to do so. In addition and because of our desire to have the League expand, historically, we have from time to time adjusted annual royalty fees in certain situations where the individual franchise has not been operating profitably. Currently there have been no adjustments for the annual royalty fees due us. Our franchise agreement also entitles us to receive television revenues on a sharing basis with the teams in connection with the broadcasting of regional or national games. While in the past we have broadcasted on a regional basis, we have not received any significant revenues. We are also entitled to receive a percentage from the sale of team and league merchandise which is directly sold by us, primarily over the Internet. Revenues earned by us from merchandise has also been insignificant. Revenues from the sale by a team of its own merchandise are retained by the selling team. These sales have contributed to the individual team's revenues.

         Our franchise agreements also require us to use our best efforts to obtain sponsorships for each team and the League. Such sponsorships are generally from local or national corporations. The sponsorships which for the last few years have been negligible generally take the form of free basketballs, uniforms, airline tickets and discount accommodations for teams when they travel. During the 2003 season we did receive discounted air fares for team travel from American Airlines in exchange for advertising in team programs and signage at the arenas as well as advertising on our web site. The sponsorships generated by us are shared by all of the teams in the League. The individual teams comprising the league are also free to seek sponsorship for their own individual franchise. Some of the teams have been successful in attracting local sponsorships in the form of merchandise and cash and it is these sponsorships that have helped support the ongoing operations of the individual teams. Other teams have not been successful. The success of obtaining sponsorship is generally a function of good attendance and good media exposure. In some instances particular franchises cannot generate any meaningful attendance because of a lack of media exposure. The Franchise Agreement also requires us to provide scheduling of all games and officiating for all games. We also print a full roster book as well as a weekly newsletter which provides information regarding the League as well as individual players and their personal statistics. The USBL website (usbl.com) is also a resource for the teams, the media and the fans, with 1,000,000 hits per month. The website is updated daily with statistical information and articles.

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

         From the inception of the League, USBL has generally operated at a loss. This has been due to the poor sale of franchises and the inability of most of the franchises to generate sufficient revenues to pay their respective annual royalty fees. Because of the poor historical record, we have been dependent on loans from the principals and their affiliated companies to defray the cost of operations. See "Item 12 - Certain Relationships and Related Transactions." Additionally and because of our poor performance for at least the last four years, our auditors have rendered qualified opinions based on their concerns as to our ability to continue as a going concern. We do believe that the current mix of franchises is beginning to reflect a greater spectator interest resulting in an increase in attendance. For Fiscal 1999 (the 1998 season), gross attendance for the entire League was 153,115 attendees which represented an average of 981 attendees per game. The gross attendance for Fiscal 2000 (the
1999  season)  was   162,962-1,044   attendees  per  game,   which   represented
approximately a 6 1/2% increase over the previous year. For the fiscal year which ended February 28, 2001 (the 2000 season), attendance for our entire season was 248,222 gross attendees - 1,513 attendees per game. This represented a 52% increase over Fiscal 2000. For our 2001 season, attendance was only 225,791-1,446 attendees per game, a decline from the prior season. For the 2002 season our attendance was 251,853-1,679 attendees per game. This represented a 10% increase over the prior year. For the 2003 season, attendance was 173,351-1,536 attendees per game. The general recent trend of increase in attendance over prior years has resulted in increased revenues for each team. We believe that the increase in attendance is a positive factor and could have an effect on the future growth of the League and may aid in the sale of new franchises and enable us to receive our full asking price for franchises.

c)       Employees

         We currently have a staff in excess of 50 people. We have four full-time employees consisting of the chairman and League commissioner, Daniel Meisenheimer III, a director of administration, a director of public relations and a director of operations. The balance of such people are independent contractors and consist of referees who are paid on a per game basis. From time to time we have also used independent contractors for consulting work.

d)       Future Plans

         We have, as an ultimate goal, the establishment of at least forty (40) franchises throughout the United States, consisting of ten (10) teams in four regional divisions. This would result in regional play-off games and then a final championship series. We have been attempting to develop a formal association with the National Basketball Association ("NBA"). During fiscal 1998, the NBA selected us to handle a pre-draft camp for the Korean Basketball League for which we received a nominal fee. We believe that a formal association with the NBA would enhance the value of our franchises and attract more significant gate attendance, but there can be no assurances that we will ever be able to develop a formal working relationship. Currently, the NBA has its development league, the NBDL. The NBDL competes against the reformed Continental Basketball Association. Neither of these leagues competes with the USBL's season. Notwithstanding the lack of a formal relationship, the NBA is well aware that USBL represents a potential pool of qualified players. We will continue to pursue a more formal relationship with the NBA.

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

FORWARD LOOKING STATEMENTS

         When  used  in  this  report,  the  words  "may",   "will",   "expect",
"anticipate", "estimate" and "intend" and similar expressions are intended to identify forward looking statement within the meaning of Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Prospective investors are forewarned and cautioned that any forward looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within any such forward looking statements.

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

OUR ESTABLISHED GUIDELINES IN CONNECTION WITH THE SALE OF FRANCHISES MAY NOT BE SUFFICIENT TO ENSURE THE VIABILITY OF A FRANCHISE OVER THE LONG TERM

         Historically in our dealings with prospective franchisees and in our desire to sell franchises, we did not establish adequate guidelines to insure that prospective franchisees have sufficient capital to properly finance a franchise and to be able to absorb losses until such time as the franchise would become profitable. Starting with the 1999 season, we have established rigorous standards to ensure the viability of the franchise over the long term; however, there is still no assurance that in view of our inability to have any meaningful expansion we will be able to attract qualified franchisees or that our established guidelines will ensure the viability of a franchise over the long term.

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

OUR BASKETBALL SEASON COMPETES WITH OTHER PROFESSIONAL SPORTING EVENTS

         Our season from April to June is designed to afford players with the opportunity to showcase their professional ability to the teams comprising the National Basketball Association ("NBA") and to be possibly selected to participate in NBA team's summer camps in the latter part of July and August. As such, our schedule competes with other sporting events such as the NBA playoffs, baseball, golf and tennis. Additionally, our season comes at a time when spectators might normally prefer to be outdoors rather than indoors in an arena. These factors have had some impact on the League's overall attendance, although attendance has continued to improve.

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

THE MEISENHEIMER FAMILY EXERCISES SIGNIFICANT CONTROL OVER US

         The Meisenheimer family, consisting of Daniel T. Meisenheimer III, Richard C. Meisenheimer and Mary Ellen Meisenheimer, and companies they control own approximately 81% of our outstanding common stock and as such control the daily affairs of the business as well as significant corporate actions. Additionally, the Meisenheimer family controls the Board of Directors and as such shareholders have little or no influence over the affairs of the Company.

DEPENDENCE UPON KEY INDIVIDUAL

         Our success is dependent upon the activities of Daniel T.  Meisenheimer
III. The loss of Mr. Meisenheimer through death, disability or resignation would have a material and adverse effect on our business.

WE HAVE A LIMITED PUBLIC MARKET FOR OUR STOCK

         There are approximately 553,000 shares held by approximately 315 public shareholders and as such there is a limited public market for our stock. As such, holders of our stock may have difficulty in selling their shares.

PENNY STOCK REGULATION

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ System). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information regarding penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers, who sell such securities to persons other than established customers and accredited investors, must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of activity, if any, in the market for our common stock.


ITEM 2.           PROPERTY

         MCI Capital Real Estate Inc. ("MRE"), a wholly owned subsidiary of USBL, owns the property at 46 Quirk Road, Milford, Connecticut. Such property consists of three-quarters of an acre of real property and an office building of approximately 6,000 square feet. USBL maintains its offices along with other tenants at the building. The rental income from the other two tenants is sufficient to pay the monthly mortgage payments. The balance on the mortgage currently amounts to approximately $112,000.

ITEM  3.          LEGAL PROCEEDINGS

         None.

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM  5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "USBL". The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company's fiscal years ended February 28, 2003 and February 29, 2004.

                                               Fiscal 2003
                                               Closing Bid
                                      High                        Low
First Quarter Ended 5/31/02          $1.12                        $.70
Second Quarter Ended 8/31/02         $1.10                        $.55
Third Quarter Ended 10/31/02          $.82                        $.60
Fourth Quarter Ended 2/28/03          $.78                        $.65

                                               Fiscal 2004
                                               Closing Bid

                                       High                        Low
First Quarter Ended 5/31/03           $1.05                        $.67
Second Quarter Ended 8/31/03          $1.35                       $1.05
Third Quarter Ended 10/31/03          $1.40                       $1.25
Fourth Quarter Ended 2/29/04          $1.45                       $1.30



         The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

         Approximately 553,000 shares of our Common Stock are held by 315 shareholders. The shares held by members of the public were issued by us in connection with a private placement at least ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

         We have not paid any dividends and do not anticipate paying dividends in the future.

         Our Preferred Stock is held by our officers and directors and affiliates. No member of the public holds any Preferred Stock.


                      EQUITY COMPENSATION PLAN INFORMATION


                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                  warrants and rights (a)            rights (b)            equity compensation plans
                                                                                             (excluding securities
                                                                                           reflected in column (a))
                                                                                                      (c)

Equity compensation
  plans approved by                         0                           N/A                           0
security holders........


Equity compensation
 plans not approved by                      0                           N/A                           0
security holders......



 Total............                          0                           N/A                           0



ITEM  6 .         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


OVERVIEW

         It is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company did activate a new franchise (Florence, SC) for the 2004 season. In addition, a dormant franchise (St. Louis, MI) was activated. It is anticipated that one team will be reactivated for the 2005 season and the Company will sell another franchise which will be activated for the 2005 season. The Company is anticipating an increase in attendance based on higher visibility of coaches and players in the League. Two franchises are now using coaches who enjoy high visibility in basketball - John Starks and Darryl Dawkins. Notwithstanding an anticipated increase in attendance, the Company will still have to rely on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. Recently, the NBA established a developmental basketball league known as the National Basketball Development League ("NBDL"). The Company believes that the establishment of this new league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits an NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL it is unlikely that at least for the present time the Company can develop any meaningful working relationship with the NBA.

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

         The Company generates advertising revenue from fees for area signage, tickets and program and yearbook advertising space. Advertising revenue is recognized at the time the advertising space is made available to the user.

         Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which are generated on the Company's web site, are recorded upon shipment of the order. Essentially all orders are paid by credit card.

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

         For the year ended February 29, 2004 ("Fiscal 2004") initial franchise fees amounted to $155,000 as compared to $250,000 for the year ended February 28, 2003. In addition, continuing franchise fees amounted to $275,000 as compared to $276,000 in 2003. The aggregate decrease of $96,000 (18%) is a result of the Company's parent, MCI, having fully paid its final installment of its initial franchise fee during 2004. Advertising and sponsorship revenue totaled $95,000 as compared to $86,000 in 2003. The advertising fees for 2003 reflected a $50,000 promotional campaign with a major airline. The balance of the 2003 fees and the 2004 fees were for the most
part  generated  from  an  affiliate,   Spectrum  Associates,  Inc.,  which  ran
advertisements in league bulletins, programs and brochures. Other income increased from $26,000 to $56,000, reflecting rental income generated in connection with the acquisition of Meisenheimer Capital Real Estate Holdings in May 2003. Approximately $240,000 and $276,000 of the 2004 and 2003 revenues, respectively, were derived from various related parties.

         Operating expenses for the years ended February 29, 2004 and February 28, 2003 approximated $690,000 and $685,000, respectively. Operating expenses for both 2004 and 2003 reflect management fees of $180,000 to MCI for management services, including the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer. The Company eliminated team and post season festival expenses because of a restructuring in 2004 wherein these costs were borne by the individual teams. The Company recorded lower referee fees during 2004 because of a decrease in the number of referees used in each game. Further, travel and promotional fees increased approximately $55,000 to $211,000 for 2004. This increase reflects higher travel costs resulting from greater distances between teams and travel to additional League meetings in connection with new teams and anticipated expansion and reactivation. Other operating expenses remained relatively consistent.

         Net loss for the year ended February 29, 2004 approximated $129,000, as compared to $57,000 for the year ended February 28, 2003. The increase is a result of the lower revenues generated in 2004.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of approximately $449,000 at February 29, 2004. The Company's statement of cash flows reflects cash used in operations of approximately $43,000, consisting principally of net loss of $129,000 offset by a decrease in inventory ($16,000) and an increase in accounts payable and accrued expenses ($66,000). Net cash provided by financing activities approximated $59,000, consisting principally of a net increase in amounts due (to) from affiliates of $65,000.

         In May 2003 the Company consummated a transaction with MCI wherein MCI assigned all of the outstanding shares of Meisenheimer Capital Real Estate Holdings ("MCREH") to the Company in order to satisfy a certain payable due from MCI to the Company. The assets and (liabilities) of MCREH were recorded at their historical cost, and included land ($121,000), building ($156,000), due from affiliates ($174,000), mortgage payable ($117,000), note payable ($50,000), and other liabilities ($4,000).

         The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12-month period. Assuming that all of the teams pay their annual royalty fees, this would only amount to $240,000. However, the Company believes that given prior experience it is more realistic to anticipate royalty fees of approximately $170,000 because some of these teams are simply not able to generate significant attendance at games. Additionally, some of the teams owe back franchise fees. The Company anticipates that it will receive at least $100,000 of back franchise fees during the next 12 months. Adding this to the $170,000 of anticipated royalty fees, this could amount to $270,000 of revenues. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will again have to rely on affiliates for loans to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

The table below summarizes aggregate maturities of future debt payments as of February 29, 2004:

                                    Less than     1-3          4-5      After 5
                          Total       1 Year      Years       Years      Years

Mortgage payable        $111,600      $8,700    $19,500      $83,400       $ -
Note payable              50,000          -      50,000         -            -
Total                   $161,600      $8,700    $69,500      $83,400       $ -



ITEM 7.           FINANCIAL STATEMENTS

         The Financial Statements appear commencing on page F-1 hereof.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.          CONTROLS AND PROCEDURES

         Based on their evaluation as of February 29, 2004, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM  9.          DIRECTORS AND EXECUTIVE OFFICERS

         The following persons served as our directors and executive officers for the fiscal year ended February 29, 2004. Each director holds office until the next annual meeting of the stockholders and until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

NAME                                AGE                POSITION

Daniel T. Meisenheimer III          53      Chairman of the Board and President

Richard C. Meisenheimer             50      Chief Financial Officer and Director

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         Daniel T. Meisenheimer III ("Mr. Meisenheimer III") has been Chairman of the Board and President of the Company since its inception in 1984. Mr. Meisenheimer III has also been the Chairman of the Board and President of MCI, USBL's parent, since 1983 and occupies the same positions in Cadcom, Inc., a subsidiary of MCI, and Meisenheimer Capital Real Estate Holdings, Inc. ("MCR"). Mr. Meisenheimer III is also a shareholder and director of Synercom, Inc. ("Synercom"), a Meisenheimer family-owned holding company which owns Spectrum Associates, Inc., a shareholder of USBL and which company has loaned USBL funds.

         Richard C. Meisenheimer ("R. Meisenheimer"), brother of Mr. Meisenheimer III, has acted as Chief Financial Officer and a Director of USBL since the inception of the business in 1983. R. Meisenheimer has also been associated with Spectrum Associates, Inc. since 1976 and is now the President of that Company. Spectrum owns 34.1% of USBL Preferred Stock and 6.7 % of USBL Common Stock. Spectrum was the main customer of Cadcom, MCI's other subsidiary until December, 2000 when Cadcom was sold to Synercom, another company owned and controlled by the Meisenheimer family.

         The Company does not have a separate audit committee. The Board of Directors functions as the audit committee. Richard Meisenheimer qualifies as an audit committee financial expert.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2004.

CODE OF ETHICS

         The Company has not adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a plan.

ITEM  10.         EXECUTIVE COMPENSATION

         For many years our only two officers, D. Meisenheimer III and R. Meisenheimer, have not received or taken any salaries from USBL. There are no formal employment agreements between D. Meisenheimer III and R. Meisenheimer and they have not been paid any salary for the last four years. MCI, of which both
D. Meisenheimer III and R. Meisenheimer are also senior officers, charged us management fees of $180,000 during each of the years ended February 29, 2004 and February 28 2003, as consideration for the services provided by D. Meisenheimer and R. Meisenheimer.

ITEM  11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         We have 30,000,000 shares of authorized Common Stock, of which 3,485,502 shares are currently issued and outstanding. We also have 2,000,000 authorized shares of Convertible Preferred Stock, of which 1,105,679 shares are currently issued and outstanding.

         The following table sets forth certain information as of June 10, 2004 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and
(iii) directors and officers of the Company as a group.



                                                        Amount and Nature of                         Approximate
Name and Address of Beneficial Owner                    Beneficial Ownership                      Percent of Class

Daniel T. Meisenheimer III (1)                         143,998 Preferred Stock (1)                  13.0%
c/o The United States Basketball League                437,400 Common Stock                         12.7%
46 Quirk Road
Milford, CT 06460

Estate of Daniel T. Meisenheimer, Jr.(2)               182,723 Preferred Stock                       6.5%




c/o Spectrum Associates                                12,000 Common Stock                              *
440 New Haven Avenue
Milford, CT 06460

Richard C. Meisenheimer(3)                             142,285 Preferred Stock                      12.9%
884 Robert Treat Ext.                                  5,000 Common Stock                               *
Orange, CT 06477

Meisenheimer Capital Corp.                             140,000 Preferred Stock                      12.7%
46 Quirk Road                                          2,095,000 Common Stock                       60.8%
Milford, CT 06460

Spectrum Associates, Inc. (4)                          376,673 Preferred Stock                      34.1%
440 New Haven Avenue                                   231,857 Common Stock                          6.7%
Milford, CT 06460

All Officers and Directors as a Group                  286,283 Preferred Stock                       5.9%
                                                       442,400 Common Stock                         12.8%


-------------------------

* less than 1%

(1) Includes 20,000 shares of Preferred Stock held by Mr. Meisenheimer III for the benefit of his two minor children.
(2) Mr. Meisenheimer Jr., who died in September, 1999, bequeathed his stock to his wife, Mary Ellen Meisenheimer.
(3) Richard Meisenheimer, an officer and director of USBL, is also the President of Spectrum Associates, Inc., which owns both Preferred and Common Stock as set forth herein.
(4) Between the various members of the Meisenheimer family and an affiliated company, Spectrum Associates, Inc., the Meisenheimers effectively control 77% of the outstanding Preferred Stock and 20% of the outstanding Common Stock. Including the ownership of MCI by the Meisenheimer family, they effectively control 81% of the outstanding Common Stock of USBL. No public shareholders own any Preferred Stock of USBL.

ITEM  12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a)       Loans

         For at least the last ten years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 29, 2004, USBL was indebted to the principals or their affiliated companies in the principal sum of $479,800. $429,800 of the outstanding debt is payable upon demand and $50,000 is due on December 31, 2006. Of the foregoing amount, Spectrum is owed the sum of $151,367. The principals (D. Meisenheimer III, R. Meisenheimer and the Estate of Daniel T. Meisenheimer, Jr.) are owed $278,433 and the mother of
D. Meisenheimer and R. Meisenheimer is owed $50,000.

b)       Dependency on Affiliates

         Over the years we have received a material amount of revenues from affiliated persons or entities. During the years ended February 29, 2004 and February 28, 2003, initial and continuing franchise fees from companies controlled by the Meisenheimer family, including Meisenheimer Capital and Spectrum Associates, approximated $145,000 and $240,000 respectively.

         In addition, Spectrum has purchased advertising from us in the form of arena signage, TV commercials, tickets, and program and year book advertising space. For the years ended February 29, 2004 and February 28, 2003, we earned advertising fees of $95,000 and $36,000, respectively, from Spectrum.

c)       Acquisition of Meisenheimer Capital Real Estate Holdings, Inc.

         On May 31, 2003, Meisenheimer Capital, Inc. ("MCI") and the Company entered into an agreement whereby MCI agreed to assign to the Company all of the outstanding stock of Meisenheimer Capital Real Estate Holdings, Inc. ("MCRE"), a wholly owned subsidiary of MCI, in satisfaction of certain payables due from MCI to the Company in the net amount of $226,000. The consummation of the transaction was subject to MCI's obtaining an appraisal of the property from an independent appraiser that the value of the property was equal to or greater than $226,000, the amount of the debt of MCI then owing to the Company. Such appraisal was received on July 7, 2003 and the shares of MCRE were transferred to the Company in satisfaction of the debt owing from MCI to the Company.

ITEM  13.         EXHIBITS, LIST AND REPORTS ON FORM 8-K

a)       Exhibits

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

*3(i)d   Amended Certificate of Incorporation (June 30, 1995)

*3(i)e   Amended Certificate of Incorporation (January 12, 1996)

*3(i)f   Certificate of Renewal (June 23, 1995)

*3(i)g   Certificate of Renewal (May 22, 2000)

*3.9     By-Laws of USBL

*3.10    Amended By-Laws

+10.2    Standard Franchise Agreement of USBL

21       Subsidiaries

31.1     Certification of President (principal executive officer)

31.2     Certification of Chief Financial Officer (principal financial officer)

32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------

*Filed  with Form 10SBA and  amendments  thereto.
+Filed  with Form  10-KSB for Fiscal Year ended February 28, 2001.

b)       Reports on Form 8-K

         None

ITEM  14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         We were billed by Holtz Rubenstein & Co., LLP ("Holtz Rubenstein") the aggregate amount of approximately $32,650 and $26,000 in respect of the year ended February 29, 2004 and February 28, 2003, respectively, for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB.

AUDIT-RELATED FEES

         We were billed by Holtz Rubenstein the aggregate amount of approximately $2,790 in respect of the year ended February 29, 2004 for fees for assurance and related services in fiscal 2004 that were reasonably related to the performance of the audit review of our financial statements that are not reported under the preceding paragraph. These services consisted primarily of assistance with the acquisition of Meisenheimer Capital Real Estate Holdings, Inc. No such fees were billed to us by Holtz Rubenstein in respect of the year ended February 28, 2003.

TAX FEES

         We have not incurred expenses or been billed by Holtz Rubenstein for the year ended February 29, 2004 or February 28, 2003 for fees for tax compliance, tax advice or tax planning services.

ALL OTHER FEES

         There were no other fees billed to us by Holtz Rubenstein for the years ended February 29, 2004 or February 28, 2003.

PRE-APPROVAL POLICIES

         Our Board of Directors has not adopted any blanket pre-approval policies. Instead, the Board will specifically pre-approve the provision by Holtz Rubenstein of all audit or non-audit services.

         Our Board of Directors approved all of the services provided by Holtz Rubenstein and described in the preceding paragraphs.

                                                        UNITED STATES BASKETBALL
                                                                    LEAGUE, INC.


CONTENTS
================================================================================
YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003                     PAGES
--------------------------------------------------------------------------------


FINANCIAL STATEMENTS
  Independent Auditors' Report                                           F-1
  Consolidated Balance Sheet                                             F-2
  Consolidated Statements of Operations                                  F-3
  Consolidated Statement of Stockholders' Deficiency                     F-4
  Consolidated Statements of Cash Flows                                  F-5
  Notes to Consolidated Financial Statements                          F-6 - F-10


--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


Board of Directors
United States Basketball League, Inc.
Milford, Connecticut

We have audited the consolidated balance sheet of United States Basketball League, Inc. as of February 29, 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended February 29, 2004 and February 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States
Basketball League, Inc. as of February 29, 2004 and the results of its operations and its cash flows for the years ended February 29, 2004 and February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring cash flow deficiencies from operations, its inability to collect annual franchise fees and its reliance on related party revenue transactions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Holtz Rubenstein & Co., LLP
Holtz Rubenstein & Co., LLP



Melville, New York
May 18, 2004

                                                        UNITED STATES BASKETBALL
                                                                    LEAGUE, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
FEBRUARY 29, 2004
--------------------------------------------------------------------------------



ASSETS
Current Assets:
  Cash                                                                $  16,098
  Due from affiliate                                                    101,751
  Inventory                                                              17,147
  Prepaid expenses and other current assets                                 600
                                                                ----------------
Total Current Assets                                                    135,596

Property and Plant, net of accumulated
depreciation of $3,846                                                  273,154
                                                                ----------------

Total Assets                                                          $ 408,750
                                                                ================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                               $ 146,310
  Due to affiliates                                                     151,367
  Due to stockholders                                                   278,433
  Current portion of mortgage payable                                     8,746
                                                                ----------------
Total Current Liabilities                                               584,856
                                                                ----------------
Mortgage Payable                                                        102,895
                                                                ----------------
Note Payable                                                             50,000
                                                                ----------------
Commitments and Contingencies

Stockholders' Deficiency:
  Common stock, $0.01 par value, 30,000,000 shares
  authorized; 3,485,502 shares issued                                    34,855
  Preferred stock, $0.01 par value, 2,000,000 shares
  authorized; 1,105,679 shares issued and outstanding                    11,057
  Additional paid-in capital                                          2,627,192
  Deficit                                                            (2,959,651)
  Treasury stock, at cost; 39,975 shares                                (42,454)
                                                                ----------------

Total Stockholders' Deficiency                                         (329,001)
                                                                 ---------------
Total Liabilities and Stockholders' Deficiency                        $ 408,750
                                                                 ===============






--------------------------------------------------------------------------------
See notes to consolidated financial statements.                              F-2

                                                        UNITED STATES BASKETBALL
                                                                    LEAGUE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003      2004          2003
--------------------------------------------------------------------------------
Revenues:
  Initial franchise fees                                $  155,000    $ 250,000
  Continuing franchise fees                                275,007      275,695
  Advertising                                               95,000       86,000
  Other                                                     56,080       25,738
                                                         ----------------------
                                                           581,087      637,433
                                                         ----------------------
Operating Expenses:
  Consulting                                               236,022      216,716
  Team and post season festival expenses                         -       56,916
  Referee fees                                              54,100       89,858
  Salaries                                                  57,453       58,800
  Travel and promotion                                     211,406      155,827
  Depreciation                                               3,846        2,462
  Other                                                    126,980      104,857
                                                         -----------------------
                                                           689,807      685,436
                                                         -----------------------
Loss from Operations                                      (108,720)     (48,003)
                                                         -----------------------

Other Income (Expenses):
  Interest expense                                         (20,635)      (8,637)
  Interest income                                               74           94
                                                         -----------------------
                                                           (20,561)      (8,543)
                                                         -----------------------

Net Loss                                                  (129,281)   $ (56,546)
                                                         =======================

Net Loss Per Share                                      $    (0.04)   $   (0.02)
                                                         =======================

Weighted Average Number of Common Shares Outstanding     3,445,527     3,445,527
                                                         =======================




--------------------------------------------------------------------------------
See notes to consolidated financial statements.                              F-3

                                                        UNITED STATES BASKETBALL
                                                                    LEAGUE, INC.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Years Ended February 29, 2004 and February 28, 2003
------------------------------------------------------------------------------------------------------------------------------------

                                              Common Stock              Preferred Stock
                                              ------------              ---------------
                                            Shares                    Shares
                                         Outstanding    Amount     Outstanding   Amount
                                         -----------    ------     -----------   ------

Balance, March 1, 2002                    3,485,502   $  34,855    1,105,679   $  11,057
Net Loss                                         --          --           --          --
                                         ----------  ----------   ----------   ---------
Balance, February 28, 2003                3,485,502      34,855    1,105,679      11,057
Net Loss                                         --          --          --           --
                                         ----------  ----------   ----------   ---------

Balance, February 29, 2004                3,485,502   $  34,855    1,105,679   $  11,057
                                         ==========  ===========  ===========  ==========

                                         Additional                                    Treasury        Total
                                           Paid-In                                      Stock      Stockholders'
                                           Captial          Deficit       Shares        Amount       Deficiency
                                           -------          -------       ------        ------       ----------


Balance, March 1, 2002                  $ 2,627,192   $ (2,773,824)       39,975     $ (42,454)    $   (143,174)
Net Loss                                         --        (56,546)           --            --          (56,546)
                                         -----------------------------------------------------------------------
Balance, February 28, 2003                2,627,192     (2,830,370)       39,975       (42,454)        (199,720)
Net Loss                                         --       (129,281)           --            --         (129,281)
                                         -----------------------------------------------------------------------

Balance, February 29, 2004              $ 2,627,192  $  (2,959,651)       39,975    $  (42,454)    $   (329,001)
                                         =======================================================================



--------------------------------------------------------------------------------
See notes to consolidated financial statements.                              F-4

                                                        UNITED STATES BASKETBALL
                                                                    LEAGUE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Years Ended February 29, 2004 and February 28, 2003                                          2004               2003
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net loss                                                                                     $ (129,281)         $ (56,546)
                                                                                      --------------------------------------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                                                                    3,846              2,462
   Increase) decrease in assets:
    Inventory                                                                                     16,470             (2,966)
    Prepaid expenses and other current assets                                                          -              4,700
   Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                                         65,656             14,413
                                                                                      --------------------------------------
  Total adjustments                                                                               85,972             18,609
                                                                                      --------------------------------------
Net Cash Used In Operating Activities                                                            (43,309)           (37,937)
                                                                                      --------------------------------------

Cash Flows from Financing Activities:
  Due (to) from affiliates                                                                        64,926             25,686
  Payments on mortgage                                                                            (6,030)                 -
  (Decrease) increase in stockholders' loans                                                        (357)             7,226
                                                                                      --------------------------------------
Net Cash Provided by Financing Activities                                                         58,539             32,912
                                                                                      --------------------------------------

Net Increase (Decrease) in Cash                                                                   15,230             (5,025)
Cash and Cash Equivalents, beginning of year                                                         868              5,893
                                                                                      --------------------------------------
Cash and Cash Equivalents, end of year                                                          $ 16,098              $ 868
                                                                                      ======================================


--------------------------------------------------------------------------------
See notes to consolidated financial statements.                              F-5

                                                        UNITED STATES BASKETBALL
                                                                    LEAGUE, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
TWO YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------


     1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         The United States Basketball League, Inc.(the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the eastern part of the United States.

         The Company has incurred an accumulated deficit of approximately $2,960,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (Notes 6 and 7) create an uncertainty as to the USBL's ability to continue as a going concern.

         The Company is making efforts to raise equity capital, revitalize the league and market new franchises, however, there can be no assurance that the USBL will be successful in accomplishing its objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of all subsidiaries in which the Company has a majority voting interest or voting control. All significant intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and/or cash equivalents.

         INVENTORY - Inventory consists of USBL trading cards, basketball uniforms, sporting equipment and printed promotional material. Certain inventory was obtained through barter transactions whereby the USBL granted suppliers various advertising space (print) and airtime (television) in return for the supplier's products. These transactions were accounted for based upon the fair values of the assets and services involved in the transactions.

         DEPRECIATION EXPENSE - Depreciation is computed using the straight-line method over the building's estimated useful life (approximately 30 years).

         REVENUE RECOGNITION - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at February 29, 2004 and February 28, 2003 was $300,000.

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

         INCOME TAXES - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $670,000) resulting from the net operating loss carryforward.

--------------------------------------------------------------------------------
                                                                             F-6

                                                        UNITED STATES BASKETBALL
                                                                    LEAGUE, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
TWO YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------

         As of February 29, 2004, a net operating loss carryforward of approximately $1,675,000 is available through February 28, 2024 to offset future taxable income.

         ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         ADVERTISING COSTS - Advertising costs are expensed as incurred and were approximately $63,000 and $56,000 for the years ended February 29, 2004 and February 28, 2003, respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standard market price of air time available to third party entities.

         STOCK-BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No options were issued during 2004 and 2003.

         EARNINGS (LOSS) PER SHARE - Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS No. 128") establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. Basic and dilutive EPS were equivalent for all periods presented as the effect of common stock equivalents was antidilutive or immaterial.

         COMPREHENSIVE INCOME - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

         REFEREE FEES - The Company's principal obligation under the franchise agreements is to provide referees for the league.

         RECENT ACCOUNTING PRONOUNCEMENTS - Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred. Under SFAS No. 146, an exit or disposal plan exists when the following criteria are met:

               Management, having the authority to approve the action, commits to a plan of termination.

               The plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date.

               The plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated.

               Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
--------------------------------------------------------------------------------

                                                        UNITED STATES BASKETBALL
                                                                    LEAGUE, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
TWO YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------

         SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. In cases where employees are required to render service beyond a minimum retention period until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future service period. The adoption of SFAS No. 146 did not have a material impact on our financial statements.

         Effective March 1, 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("Interpretation 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on our financial statements.

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities". Application of this interpretation is required in the Company's financial statements for the year ended February 29,
         2004. Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. The Company determined that it does not have any arrangements or relationships with special-purpose entities.

     3.  PROPERTY AND PLANT

         Effective May 31, 2003, a transaction was consummated wherein Meisenheimer Captial, Inc. ("MCI"), the Company's majority shareholder, assigned all of the outstanding shares of Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH") to the Company in order to satisfy a certain payable due from MCI to the Company. The assets and (liabilities) of MCREH were recorded at their historical cost as of May 31, 2003, and included the following:

         Land                                                   $       121,253
         Building                                                       155,747
         Due From (to) Affiliates                                       173,500
         Mortgage Payable                                              (117,700)
         Note Payable                                                   (50,000)
         Other                                                           (4,300)
                                                              ------------------
         Net Assets Recorded                                     $       278,500
                                                              ==================

         The real estate has a fair value of $440,000, based on a recent appraisal. Depreciation expense was $3,846 for the year ended February 29, 2004.

         The Company leases a portion of its office space to unrelated third parties on a month-to-month basis. Rental income was $27,700 for the year ended February 29, 2004.


--------------------------------------------------------------------------------

                                                        UNITED STATES BASKETBALL
                                                                    LEAGUE, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
TWO YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------


     4.  MORTGAGE PAYABLE

         The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment approximating $67,800 in August 2008.

         The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:


         YEAR ENDING FEBRUARY 28,
         -----------------------------------------------------------------------
         2005                                                    $         8,700
         2006                                                              9,400
         2007                                                             10,100
         2008                                                             10,800
         2009                                                             72,500


     5.  NOTE PAYABLE

         The note payable, due to a member of the Meisenheimer family, bears interest at 6% per annum, payable annually, with principal due on December 31, 2006.

     6.  RELATED PARTY TRANSACTIONS

         The Company has entered into the following transactions with related parties:

         a. The USBL's president, personally, through family members and other entities controlled by the family (the "Meisenheimer Group"), controls approximately 81% of the USBL's common stock and 100% of the Company's preferred stock.

         b. As of February 29, 2004, amounts due to stockholders, including interest, approximated $278,000. This amount includes loans of $144,000, bearing interest at 6% per annum.

         c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group approximating $240,000 in 2004 and $276,000 in 2003, respectively. These revenues include initial franchise fees, continuing franchise fees, and advertising fees.

         d. Consulting fees included $180,000 for both the years ended February 29, 2004 and February 28, 2003, for consulting and management services provided by Meisenheimer Capital, Inc. ("MCI").

         e. The Company leased its office space from Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH"), a wholly-owned subsidiary of MCI, until May 2003 (Note 3). Rent expense on this operating lease approximated $7,500 and $30,000 for the years ended February 29, 2004 and February 28, 2003, respectively.

         f. Amounts included in due to affiliates in the accompanying consolidated balance sheet represent advances from and accrued charges due to members of the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.

--------------------------------------------------------------------------------

                                                        UNITED STATES BASKETBALL
                                                                    LEAGUE, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
TWO YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------


     7.  NON-CASH TRANSACTIONS

         The USBL entered into the following non-cash transactions during the fiscal year ended February 29, 2004:

         o     The Company  received  $203,000 of consulting  fees,  promotional
               services,   and  expense  reimbursements  in  lieu  of  cash,  as
               consideration for franchise fees and advertising.

         The USBL entered into the following non-cash transactions during the fiscal year ended February 28, 2003:

         o The Company received $306,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees. In addition, advertising income includes $50,000 related to a promotional campaign with a major airline.

     8.  STOCKHOLDERS' EQUITY

         CAPITALIZATION - The Company's authorized capital consists of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock. All stock has a $.01 par value. Each share of common stock has one vote, and each share of preferred stock has five votes and is entitled to a 2% non-cumulative annual dividend.

         TREASURY  STOCK - The Company  has  acquired  39,975  shares of its own stock, valued at approximately $42,400, in order to facilitate compensatory stock grants to employees. These shares are considered treasury and have been valued at cost.

     9.  SUPPLEMENTARY CASH FLOW INFORMATION

         Cash paid for interest was approximately $5,800 and $0 for the years ended February 29, 2004 and February 28, 2003, respectively.

    10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         It is management's belief that the carrying amounts of the Company's financial instruments approximate their fair value at February 29, 2004.

    11.  OTHER REVENUES

         Other revenues consist principally of rental income, souvenir sales and miscellaneous fees charged to team owners.



--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNITED STATES BASKETBALL LEAGUE, INC.

                                           /s/ Daniel T. Meisenheimer, III
                                           --------------------------
                                           Daniel T. Meisenheimer, III
                                           President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                       CAPACITY                    DATE
----                                       --------                    ----


/s/ Daniel T. Meisenheimer, III
-------------------------
Daniel T. Meisenheimer, III        Director and President          June 16, 2004
                                   (principal executive officer)
/s/ Richard Meisenheimer
-------------------------
Richard Meisenheimer               Director and Chief Financial    June 16, 2004
                                   Officer (principal financial
                                   and accounting officer)

                                  EXHIBIT INDEX


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

*3(i)d   Amended Certificate of Incorporation (June 30, 1995)

*3(i)e   Amended Certificate of Incorporation (January 12, 1996)

*3(i)f   Certificate of Renewal (June 23, 1995)

*3(i)g   Certificate of Renewal (May 22, 2000)

*3.9     By-Laws of USBL

*3.10    Amended By-Laws

+10.2    Standard Franchise Agreement of USBL

21       Subsidiaries

31.1     Certification of President (principal executive officer)

31.2     Certification of Chief Financial Officer (principal financial officer)

  32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


--------------------

*Filed  with Form 10SBA and  amendments  thereto.
+Filed  with Form  10-KSB for Fiscal Year ended February 28, 2001.