Form 10QSB
period 2004-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2004-07-15
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Three Months             Ended Commission File Number
                May 31, 2004                            1-15913


                      UNITED STATES BASKETBALL LEAGUE, INC.
                                  46 Quirk Road
                           Milford, Connecticut 06460
                                Tel: 203-877-9501


              Delaware                                  06-1120072
          (State of Incorporation)        (I.R.S. Employer Identification No.)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



As of July 14, 2004, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]    No  [x]

                      UNITED STATES BASKETBALL LEAGUE, INC.

                                      INDEX

                                                                            PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements:

         Consolidated Balance Sheets - May 31, 2004
         and February 29, 2004.................................................3

         Consolidated Statements of Operations for the
         Three Months Ended May 31, 2004 and 2003 .............................4

         Consolidated Statement of Stockholders'
         Deficiency............................................................5

         Consolidated Statements of Cash Flows for the
         Three Months Ended May 31 2004 and 2003 ..............................6

         Notes to Consolidated Financial Statements ...........................7

Item 2.           Management's Discussion and Analysis or Plan of Operation...12

Item 3.           Controls and Procedures ....................................14


PART II.          OTHER INFORMATION ..........................................14

PART I-  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINACIAL STATEMENTS


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------




                                                                                        May 31,             February 29,
                                                                                         2004                   2004
                                                                                         ----                   ----

ASSETS                                                                                (Unaudited)
------

CURRENT ASSETS:
         Cash                                                                          $   17,250              $   16,098
         Due from affiliates                                                              109,210                 101,751
         Inventory                                                                         17,147                  17,147
         Prepaid expenses & other current assets                                              600                     600
                                                                                         --------                 -------
Total current assets                                                                      144,207                 135,596

PROPERTY AND PLANT, net                                                                   272,538                 273,154
                                                                                          -------                 -------
Total assets                                                                           $  416,745              $  408,750
                                                                                          =======                 =======


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                         $  181,734              $  146,310
         Due to affiliates                                                                163,500                 151,367
         Due to stockholders                                                              263,860                 278,433
         Current portion of mortgage payable                                                8,604                   8,746
                                                                                            -----                   -----
Total current liabilities                                                                 617,698                 584,856
                                                                                          -------                 -------
MORTGAGE PAYABLE                                                                          100,925                 102,895
                                                                                          -------                 -------
NOTE PAYABLE                                                                               50,000                  50,000
                                                                                           ------                  ------

STOCKHOLDERS' DEFICIENCY
         Common stock, $0.01 par value 30,000,000 shares
           authorized; 3,485,502 shares issued and outstanding                             34,855                  34,855
         Preferred stock $0.01 par value 2,000,000 shares
           authorized; 1,105,679 shares issued and outstanding                             11,057                  11,057
         Additional paid-in-capital                                                     2,627,192               2,627,192
         Deficit                                                                        (2,982,528)             (2,959,651)
         Treasury stock, at cost; 39,975 shares                                            (42,454)                (42,454)
                                                                                       ------------            ------------
Total stockholders' deficiency                                                            (351,878)               (329,001)
                                                                                       ------------            ------------

Total liabilities and stockholders' deficiency                                         $   416,745             $   408,750
                                                                                       ===========             ===========

See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                                     May 31,                May 31,
                                                                                      2004                   2003
                                                                                      -----                  ----

REVENUES:
   Initial franchise fees                                                          $   25,000            $   65,000
   Continuing franchise fees                                                          142,005                99,200
   Sponsorship/advertising                                                             10,000                 5,000
   Other                                                                               15,531                16,752
                                                                                       ------                ------
                                                                                      192,536               185,952
                                                                                      -------               -------

OPERATING EXPENSES:
   Consulting                                                                          53,990                66,347
   Team and post-season festival expenses                                               2,850                 7,290
   Referee fees                                                                        23,450                32,700
   Salaries                                                                            14,700                14,700
   Travel and promotion                                                                77,834                57,505
   Depreciation                                                                           616                     -
   Other                                                                               34,326                31,300
                                                                                       ------                ------
                                                                                      207,766               209,842
                                                                                     --------               --------
Loss from operations                                                                  (15,230)              (23,890)
                                                                                     ---------              --------

OTHER INCOME (EXPENSES):
   Interest expense                                                                    (7,653)               (1,910)
   Interest income                                                                          6                    32
                                                                                     ---------              --------
                                                                                       (7,647)               (1,878)
                                                                                     ---------              --------

NET LOSS                                                                           $  (22,877)           $  (25,768)
                                                                                     =========             =========

NET LOSS PER SHARE                                                                 $     (.01)           $     (.01)
                                                                                     =========             =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                           3,445,527             3,445,527
                                                                                    =========             =========


See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
               ---------------------------------------------------



                                  Common Stock              Preferred Stock
                           --------------------------  -------------------------
                              Shares                       Shares
                            Outstanding      Amount      Outstanding      Amount
                            -----------     -------      -----------     -------

Balance March 1, 2004       3,485,502        $34,855     1,105,679       $11,057

Net Loss                            -              -             -             -

                          ---------  ------------      ---------      ----------
Balance May 31, 2004        3,485,502        $34,855     1,105,679       $11,057
                            =========       ========     =========      ========


                              ------------------------------------------------
                         Additional                                    Total
                          Paid-in                      Treasury    Stockholders'
                          Capital        Deficit         Stock      Deficiency
                          -------        -------         -----      ----------

Balance March 1, 2004    $2,627,192   $(2,959,651)      $(42,454)     $(329,001)

Net Loss                          -       (22,877)             -        (22,877)

                          ---------  ------------      ---------      ----------

Balance May 31, 2004     $2,627,192   $(2,982,528)      $(42,454)     $(351,878)
                          =========   ===========       ========      =========



See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)




                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                                       May 31,           May 31,
                                                                                        2004              2003
                                                                                        ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                    $(22,877)           $(25,768)
                                                                                      ---------          ---------
          Adjustments to reconcile net loss to net cash  provided by operating activities:
                  Depreciation                                                             616                   -
                  Increase in liabilities:
                    Accounts payable and accrued expenses                               35,424              29,083
                                                                                        ------              ------
                                                                                        36,040              29,083
                                                                                        ------              ------
          Net cash provided by operating activities                                     13,163               3,315
                                                                                        ------               -----

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase due (to) affiliates                                                   4,674               4,708
          (Decrease) increase in stockholders' loans                                   (14,573)                406
          Decrease in mortgage payable                                                  (2,112)                  -
                                                                                        -------              -----

                  Net cash (used in) provided by financing activities                  (12,011)              5,114
                                                                                       --------              -----

NET INCREASE IN CASH                                                                     1,152               8,429

CASH AND CASH EQUIVALENTS,
          beginning of period                                                           16,098                 868
                                                                                        ------                 ---

CASH AND CASH EQUIVALENTS,
          end of period                                                                $17,250              $9,297
                                                                                        ======               =====

See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                         THREE MONTHS ENDED MAY 31, 2004
                         -------------------------------


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

         The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

         The Company has incurred an accumulated deficit of approximately $2,983,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 6 and 7) create an uncertainty as to the USBL's ability to continue as a going concern.

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

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 2004 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2005. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended February 29, 2004.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the subsidiary in which the Company has voting control. All significant inter-company accounts and transactions have been eliminated.

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

         DEPRECIATION EXPENSE - Depreciation is computed using the straight-line method over the buildings estimated useful life (approximately 30 years).

         REVENUE RECOGNITION - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in non-monetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at May 31, 2004 and May 31, 2003 was $300,000.

         The Company generates advertising revenue from fees for arena signage, tickets, and program and year book advertising space. Advertising revenue is recognized at the time the advertising space is made available to the user.

         Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which are generated on the Company's web site, are recorded upon shipment of the order. Essentially all orders are paid by credit card.

         INCOME TAXES - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $679,000) resulting from the net operating loss carryforward.

         As of May 31, 2004, a net operating loss carryforward of approximately $1,698,000 is available to offset future taxable income.

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


         ADVERTISING COSTS - Advertising costs are expensed as incurred and were approximately $26,600 and $25,500 for the three months ended May 31, 2004 and May 31, 2003 respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standard market price of air time available to third party entities.

         STOCK-BASED COMPENSATIONS - The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for a fair value in accordance with FASB Statement No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123"). No options were issued during 2004 and 2003.

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

3.       PROPERTY AND PLANT

         Property and plant consist of the following:

                                                                         May 31                 February 29,
                                                                          2004                     2004
                                                                          ----                    -----
         Land                                                         $121,253                    $121,253
         Building                                                      155,747                     155,747
                                                                       -------                     -------
                                                                       277,000                     277,000

         Accumulated depreciation                                        4,462                       3,846
                                                                       -------                     -------
                                                                      $272,538                    $273,154
                                                                       =======                     =======


         The Company leases a portion of its space, acquired on May 31, 2003, to unrelated third parties on a month-to-month basis. Rental income was $12,300 for the three months ended May 31, 2004.

4.       MORTGAGE PAYABLE

         The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment of $67,800 in August 2008.

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

         b. As of May 31, 2004, amounts due to stockholders, including interest, is approximately $264,000. This amount includes loans totaling $144,000 bearing interest at 6% per annum.

         c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group of approximately $55,000 and $77,500 for the three months ended May 31, 2004 and 2003, respectively. These revenues include initial franchise fees, continuing franchise fees, and advertising fees.

         d. Consulting fees included $45,000 for both the three months ended May 31, 2004 and May 31, 2003 for consulting and management services provided by Meisenheimer Capital, Inc. ("MCI").

         e. The Company leased its office space from Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH"), a wholly-owned subsidiary of MCI, until May 2003 (Note 3). Rent expense on this operating lease was $7,500 for the three months ended May 31, 2003.

         f. Amounts included in due to affiliates in the accompanying consolidated balance sheet represent advances from the accrued charges due to members of the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.

7.       NON-CASH TRANSACTIONS

         The USBL entered into the following non-cash transaction during the three months ended May 31, 2004.

         The Company received $70,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees and advertising.

         The USBL entered into the following non-cash transactions during the three months ended May 31, 2003.

         The Company received $70,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees.

8.       STOCKHOLDER'S EQUITY

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

9.       SUPPLEMENTARY CASH FLOW INFORMATION

         Cash paid for interest was approximately $7,700 and $1,910 for the three months ended May 31, 2004 and May 31, 2003, respectively.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         It is management's belief that the carrying amounts of the Company's financial instruments approximate their fair value at May 31, 2004.

11.      OTHER REVENUES

         Other revenues consist principally of rental income, souvenir sales and miscellaneous fees charged to team owners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


THREE MONTHS ENDED MAY 31, 2004 AS COMPARED TO MAY 31, 2003

     Initial franchise fees for the three months ended May 31, 2004 totaled $25,000 as compared to $65,000 for the comparable period in 2003. In addition, continuing franchise fees increased to $142,000 from $99,200. The aggregate increase of $2,800 (1.7%) reflects the concerted efforts by the Company to collect franchise fees earned in the season. No new franchises were sold in the three-month period ended May 31, 2004. Sponsorship and advertising revenues totaled $10,000 as compared to $5,000 in 2003. Approximately $55,000 and$77,500 of the 2004 and 2003 quarterly revenues, respectively, were derived from various related parties.

     Operating expenses decreased from $210,000 for the three months ended May 31, 2003 to $208,000 for the three months ended May 31, 2004. Operating expenses for each of the periods included management fees of $45,000 to MCI for management services, including the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer. Travel and promotion expenses increased from $58,000 in 2003 to $78,000 in 2004. The increase was a result of increased referee travel and the acquisition of the Florence, South Carolina team. Other operating expenses remained relatively consistent.

     Interest expense increased to $7,600 in 2004, as compared to $1,900 in 2003. The increase is a result of the May 31, 2003 assumption of a mortgage obligation in connection with the acquisition of Meisenheimer Capital Real Estate Holdings ("MCREH").


     Net loss for the three months ended May 31, 2004 was $23,000 as compared to $26,000 for the three months ended May 31, 2003. The decrease reflects higher revenues, relatively consistent operating expenses, and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2004 the Company had a cash position approximating $17,300 and a working capital deficit approximating $473,000. The Company's statement of cash flows reflects cash provided by operations of approximately $13,000, consisting principally of a net loss of $23,000 offset by an increase in accounts payable and accrued expenses of approximately $35,000. Net cash used in financing activities approximated $12,000, consisting principally of a decrease in stockholder loans of approximately $15,000, offset by a net increase in amounts due from affiliates of approximately $5,000 and payments on a mortgage of approximately $2,000.

     In May 2003 the Company effected a transaction with MCI wherein MCI assigned all of the outstanding shares of MCREH to the Company in order to satisfy a certain payable due from MCI to the Company. The assets and (liabilities) of MCREH were recorded at their historical cost, and included land ($121,000), building ($156,000), due from affiliates ($174,000), mortgage payable ($117,000), note payable ($50,000), and other liabilities ($4,000).

     The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchisee. If attendance has been poor, USBL has from time to time only received partial payment and in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12 month period. Assuming that all of the teams pay their annual royalty fees, this would only amount to $240,000. However, the Company believes that given prior experience it is more realistic to anticipate royalty fees of approximately $170,000 because some of these teams are simply not able to generate significant attendance at games. Additionally, some of the teams owe back franchise fees. The Company anticipates that it will receive at least $100,000 of back franchise fees during the next 12 months. Adding this to the $170,000 of anticipated royalty fees, this could amount to $270,000 of revenues. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will again have to rely on affiliates for loans to assist it in meeting its current obligations. The Company may generate revenue from the rental of excess space in its building, though there can be no assurance that such revenue will be realized. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2004 and, based on such evaluation, our principal executive and financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT NO.:                 DESCRIPTION:
------------                -------------

31.1                         Certification of principal executive officer

31.2                         Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                               UNITED STATES BASKETBALL LEAGUE,
                                               INC.
                                               (Registrant)

                                               By:/s/ Daniel T. Meisenheimer III
                                                  -----------------------------
                                                  Daniel T. Meisenheimer III
                                                  Chairman and President

                                               By: /s/ Richard C. Meisenheimer
                                                  -----------------------------
                                                  Richard C. Meisenheimer
                                                  Chief Financial Officer  and
                                                  Director

Date: July 15, 2004

                                  EXHIBIT INDEX



EXHIBIT NO.:                 DESCRIPTION:
------------                -------------

31.1                         Certification of principal executive officer

31.2                         Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002