Form 10QSB
period 2004-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2004-10-20
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Three Months Ended Commission File Number

                             August 31, 2004 1-15913


                      UNITED STATES BASKETBALL LEAGUE, INC.
                                  46 Quirk Road
                           Milford, Connecticut 06460
                                Tel: 203-877-9501


                 Delaware                               06-1120072
          (State of Incorporation)          (I.R.S. Employer Identification No.)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of October 19, 2004, the latest practicable date, there were 3,485,502 shares of Common Stock, $.01 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]    No  [x]

                      UNITED STATES BASKETBALL LEAGUE, INC.

                                      INDEX

                                                                            PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements:

         Consolidated Balance Sheets - August 31, 2004
         and February 29, 2004................................................3

         Consolidated Statements of Operations for the
         Three Months Ended August 31, 2004 and 2003 and
         Six Months Ended August 31, 2004 and 2003............................4

         Consolidated Statement of Stockholders'
         Deficiency...........................................................5

         Consolidated Statements of Cash Flows for the
         Six Months Ended August 31, 2004 and 2003 ...........................6

         Notes to Consolidated Financial Statements ..........................7

Item 2.    Management's Discussion and Analysis or Plan of Operation  ........11

Item 3.    Controls and Procedures ...........................................12

PART II.   OTHER INFORMATION .................................................13

PART I-  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                                      August 31,            February 29,
                                                                                         2004                   2004
                                                                                         ----                   ----
ASSETS                                                                                (Unaudited)
------

CURRENT ASSETS:
         Cash                                                                       $       7,027        $         16,098
         Due from affiliates                                                              115,823                 101,751
         Inventory                                                                         17,147                  17,147
         Prepaid expenses & other current assets                                              600                     600
                                                                                       -----------             -----------
Total current assets                                                                      140,597                 135,596

PROPERTY AND PLANT, NET                                                                    271,922                 273,154
                                                                                       -----------             -----------
Total assets                                                                          $   412,519         $       408,750
                                                                                       ===========             ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                        $   256,256         $       146,310
         Due to affiliates                                                                218,500                 151,367
         Due to stockholders                                                              261,641                 278,433
         Current portion of mortgage payable                                                9,059                   8,746
                                                                                       -----------             -----------
Total current liabilities                                                                 745,456                 584,856
MORTGAGE PAYABLE                                                                           98,365                 102,895
NOTE PAYABLE                                                                               50,000                  50,000

STOCKHOLDERS' DEFICIENCY
         Common stock, $0.01 par value 30,000,000 shares
           authorized; 3,485,502 shares issued and outstanding                             34,855                  34,855
         Preferred stock $0.01 par value 2,000,000 shares
           authorized; 1,105,679 shares issued and outstanding                             11,057                  11,057
         Additional paid-in-capital                                                     2,627,192               2,627,192
         Deficit                                                                       (3,111,952)             (2,959,651)
         Treasury stock, at cost; 39,975 shares                                           (42,454)                (42,454)
                                                                                       -----------             -----------
Total stockholders' deficiency                                                           (481,302)               (329,001)
                                                                                       -----------             -----------

Total liabilities and stockholders' deficiency                                        $   412,519         $       408,750
                                                                                       ===========             ===========



See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                                         THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                         ------------------                         ------------------

                                                   August 31,         August 31,               August 31,        August 31,
                                                      2004               2003                     2004              2003
                                                      ----               ----                     ----              ----

REVENUES:
   Initial franchise fees                       $       25,000     $      45,000            $      50,000      $     110,000
   Continuing franchise fees                           101,250            72,500                  243,255            171,700
   Sponsorship/advertising                              20,000            45,000                   30,000             50,000
   Other                                                12,647            11,450                   28,178             28,202
                                                --------------     -------------            --------------     -------------
                                                       158,897           173,950                  351,433            359,902
                                                --------------     -------------            --------------     -------------

OPERATING EXPENSES:
   Consulting                                           54,400            57,350                  108,390            123,697
   Team expenses                                        30,283             2,700                   33,133              9,990
   Referee fees                                         39,095            21,500                   62,545             54,200
   Salaries                                             11,399            14,700                   26,099             29,400
   Travel and Promotion                                101,285            50,508                  179,118            108,013
   Depreciation                                            616             1,282                    1,232              1,282
   Other                                                47,950            11,983                   82,276             43,283
                                                --------------     -------------            -------------      -------------

                                                       285,028           160,023                  492,793            369,865
                                                --------------     -------------            -------------      -------------

(Loss) Income from operations                         (126,131)           13,927                 (141,360)            (9,963)
                                                --------------     -------------            -------------      -------------


OTHER INCOME (EXPENSES):
   Interest expense                                     (3,329)           (4,751)                 (10,982)            (6,661)
   Interest income                                          35                21                       41                 53
                                                --------------     -------------            -------------      -------------
                                                        (3,294)           (4,730)                 (10,941)            (6,608)

NET (LOSS) INCOME                               $     (129,425)     $      9,197            $    (152,301)     $     (16,571)
                                                --------------     -------------            -------------     --------------

NET (LOSS) INCOME
PER SHARE                                       $        (.04)     $           -            $       (.04)      $           -
                                                --------------     -------------            -------------      -------------


WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                                   3,445,527         3,445,527                3,445,527          3,445,527
                                                =============      =============            =============      =============



See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------



                                               Common Stock                      Preferred Stock
                                    ---------------------------------   --------------------------------

                                                                                                                 Additional
                                         Shares                              Shares                               Paid-in
                                      Outstanding          Amount         Outstanding          Amount             Capital
                                      -----------        ---------      --------------        --------            -------

Balance March 1, 2004                   3,485,502           $34,855         1,105,679           $11,057         $2,627,192

Net Loss                                        -                 -                 -                 -                  -
                                        ---------          --------         ---------          --------         ----------

Balance August 31, 2004                 3,485,502         $  34,855         1,105,679         $  11,057         $2,627,192
                                        =========         =========         =========         =========         ==========



                                                                            Total
                                                         Treasury       Stockholders'
                                         Deficit          Stock          Deficiency
                                         -------       -----------    ---------------


Balance March 1, 2004                 $(2,959,651)        $ (42,454)       $ (329,001)

Net Loss                                 (152,301)               -           (152,301)
                                        ---------          --------         ---------

Balance August 31, 2004               $(3,111,952)        $ (42,454)       $ (481,302)
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


                                                                                            SIX MONTHS ENDED
                                                                                            ----------------

                                                                                    August 31,            August 31,
                                                                                       2004                  2003
                                                                                       ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                           $       (152,301)    $        (16,571)
                                                                             -----------------    -----------------
          Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
                  Depreciation                                                          1,232                1,282
                  Increase in liabilities:
                    Accounts payable and accrued expenses                             109,946               28,957
                                                                             ----------------     ----------------
                                                                                      111,178               30,239
                                                                             ----------------     ----------------
          Net cash (used in) provided by operating activities                         (41,123)              13,668
                                                                             ----------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments from (to) affiliates                                                53,061               (4,360)
          Decrease in stockholders' loans                                             (16,792)              (3,691)
          Repayment of mortgage payable                                                (4,217)              (1,982)
                                                                             -------------------  ----------------
                  Net cash provided by (used in) financing
                  activities                                                           32,052              (10,033)
                                                                             -----------------    ----------------

NET (DECREASE) INCREASE IN CASH                                                        (9,071)               3,635

CASH AND CASH EQUIVALENTS,
          beginning of period                                                          16,098                  868
                                                                             -----------------    ----------------

CASH AND CASH EQUIVALENTS,
          end of period                                                      $          7,027     $          4,503
                                                                             ================     ================



See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        SIX MONTHS ENDED AUGUST 31, 2004
                        --------------------------------



1)       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

         The Company has incurred an accumulated deficit of approximately $3,112,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 6 and 7) create an uncertainty as to the USBL's ability to continue as a going concern.

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

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended August 31, 2004 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2005. The notes to the consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended February 29, 2004.

2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         INVENTORY - Inventory consists of USBL trading cards, basketball uniforms, sporting equipment and printed promotional material. Certain inventory was obtained through barter transactions whereby the USBL granted suppliers various advertising space (print) and airtime (television) in return for the supplier's products. These transactions were accounted for based upon the fair value of the assets and services involved in the transactions.

         DEPRECIATION EXPENSE - Depreciation is computed using the straight-line method over the building's estimated useful life (approximately 30 years).

         REVENUE RECOGNITION - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in non-monetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at August 31, 2004 and August 31, 2003 was $300,000.

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

         INCOME TAXES - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets (approximating $713,000) resulting from the net operating loss carryforward.

         As  of  August  31,  2004,  a  net  operating  loss   carryforward   of
         approximately $1,850,000 is available through August 31, 2024 to offset future taxable income.

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

         ADVERTISING COSTS - Advertising costs are expensed as incurred and were approximately $53,600 and $50,900 for the six months ended August 31, 2004 and August 31, 2003 respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standard market price of air time available to third party entities.

         STOCK-BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employee is accounted for a fair value in accordance with FASB Statement No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123"). No options were issued during 2004 and 2003.

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

3.       PROPERTY AND PLANT



         Property and plant consist of the following:

                                                                       August 31,
                                                                          2004
                                                                          ----

         Land                                                           $121,253
         Building                                                        155,747
                                                                        --------
                                                                         277,000

         Accumulated depreciation                                          5,078
                                                                        --------

                                                                        $271,922
                                                                        ========


         The Company leases a portion of its space, acquired on May 31, 2003, to unrelated third parties on a month-to-month basis. Rental income was $24,900 for the six months ended August 31, 2004.


4.       MORTGAGE PAYABLE

         The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment approximating $67,800 in August 2008.

          The  mortgage  is  guaranteed  by  the  Company's   officers.   Future
maturities of the mortgage are as follows:



         YEARS ENDING FEBRUARY 28
         -----------------------------------------------------------------------
2005                                                                      $8,700
2006                                                                       9,400
2007                                                                      10,100
2008                                                                      10,800
2009                                                                      72,500


5.       NOTE PAYABLE

         The note payable, due to a member of the Meisenheimer family, bears interest at 6% per annum, payable annually, with principal due on December 31, 2006.

6.       RELATED PARTY TRANSACATIONS

         The Company has entered into the following transactions with related parties:

         a. The USBL's president, personally, through family members and other entities controlled by the family (the "Meisenheimer Group"), controls approximately 81% of the USBL's common stock and 100% of the Company's preferred stock.

         b. As of August 31, 2004, amounts due to stockholders, including interest, is approximately $261,600. This amount includes loans totaling $144,000 bearing interest at 6% per annum.

         c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group of approximately $105,000 and $157,400 for the six months ended August 31, 2004 and 2003, respectively. These revenues include initial franchise fees, continuing franchise fees, and advertising fees.

         d. Consulting fees included $90,000 for both the six months ended August 31, 2004 and August 31, 2003 for consulting and management services provided by Meisenheimer Capital, Inc. ("MCI").

         e. Amounts included in due to affiliates in the accompanying consolidated balance sheet represent advances from the accrued charges due to members of the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.


7.       NON-CASH TRANSACTIONS

         The Company received $125,000 and $140,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees and advertising during the six months ended August 31, 2004 and 2003 respectively.

8.       STOCKHOLDER'S EQUITY

         CAPITALIZATION - The Company's authorized capital consists of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock. All stock has a $.01 par value. Each share of common stock has one vote, and each share of preferred stock has five votes and is entitled to a 2% non-cumulative annual dividend.

         TREASURY  STOCK - The Company  has  acquired  39,975  shares of its own stock, valued at approximately $42,500, in order to facilitate compensatory stock grants to employees. These shares are considered treasury and have been valued at cost.

9.       SUPPLEMENTARY CASH FLOW INFORMATION

         Cash paid for interest was approximately $6,200 and $4,200 for the six months ended August 31, 2004 and August 31, 2003, respectively.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         It is management's belief that the carrying amounts of the Company's financial instruments approximate their fair value at August 31, 2004.

11.      OTHER REVENUES

         Other revenues consist principally of rental income, souvenir sales and miscellaneous fees charged to team owners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         It is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company did activate a new franchise (Florence,
SC) for the 2004 season. In addition, a dormant franchise (St. Louis, MO) was activated. It is anticipated that one team will be reactivated for the 2005 season and the Company will sell another franchise which will be activated for the 2005 season. The Company is anticipating an increase in attendance based on higher visibility of coaches and players in the League. Two franchises are now using coaches who enjoy high visibility in basketball - John Starks and Darryl Dawkins. Nothwithstanding an anticipated increase in attendance, the Company will still have to rely on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. Recently, the NBA established a developmental basketball league known as the National Basketball Developmental League ("NBDL"). The Company believes that the establishment of this new league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits an NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL it is unlikely that at least for the present time the Company can develop any meaningful relationship with the NBA.

THREE MONTHS ENDED AUGUST 31, 2004 AS COMPARED TO AUGUST 31, 2003

         Initial franchise fees for the three months ended August 31, 2004 totaled $25,000 as compared to $45,000 for the comparable period in 2003. In addition, continuing franchise fees increased to $101,300 from $72,500. The aggregate increase of $8,800 (7.5%) reflects the efforts by the Company to collect franchise fees earned in the season. One new franchise was sold during the three-month period ended August 31, 2004. Sponsorship and advertising revenues totaled $20,000 as compared to $45,000 in 2003. Approximately $50,000 and $79,900 of the 2004 and 2003 second quarter revenues, respectively, were derived from various related parties.

         Operating expenses increased from $160,000 for the three months ended August 31, 2003 to $285,000 for the three months ended August 31, 2004. Operating expenses for each of the periods included management fees of $45,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer. Travel and promotion expenses increased from $50,500 in 2003 to $101,300 in 2004. The increase was a result of referee travel, league meetings and Post-Season Festival.

         Interest expense decreased to $3,300 in 2004, as compared to $4,700 in 2003. The decrease reflects the reduction in the principal balance of the underlying mortgage payable.

         Net loss for the three months ended August 31, 2004 was $129,400 as compared to net income of $9,200 for the three months ended August 31, 2003. This variance reflects increased travel and promotion, team and other expenses.

SIX MONTHS ENDED AUGUST 31, 2004 AS COMPARED TO AUGUST 31, 2003

         Initial franchise fees for the six months ended August 31, 2004 totaled $50,000 as compared to $110,000 for the comparable period in 2003. In addition, continuing franchise fees increased to $243,300 from $171,700. The aggregate increase of $11,600 (4.1%) reflects the efforts by the Company to collect franchise fees earned in the season. One new franchise was sold during the six-month period ended August 31, 2004. Sponsorship and advertising revenues totaled $30,000 as compared to $50,000 in 2003. Approximately $105,000 and $157,400 of the 2004 and 2003 first half revenues, respectively, were derived from various related parties.

         Operating expenses increased from $369,900 for the six months ended August 31, 2003 to $492,800 for the six months ended August 31, 2004. Operating expenses for each of the periods included management fees of

$90,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer. Travel and promotion expenses increased from $108,000 in 2003 to $179,100 in 2004. The increase was a result of referee travel, league meetings and Post-Season Festival.

         Interest expense increased to $11,000 in 2004, as compared to $6,700 in 2003. The increase is a result of the May 31, 2003 assumption of a mortgage obligation in connection with the acquisition of Meisenheimer Capital Real Estate Holdings ("MCREH").

         Net loss for the six months ended August 31, 2004 was $152,300 as compared to $16,600 for the six months ended August 31, 2003. The increase reflects increased travel and promotion, team and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2004 the Company had a cash position approximating $7,000 and a working capital deficit approximating $604,900. The Company's statement of cash flows reflects cash used in operations of approximately $41,100, consisting principally of a net loss of $152,300 offset by an increase in accounts payable and accrued expense of approximately $109,900. Net cash provided by financing activities approximated $32,100, and consisted principally of a decrease in stockholder loans of approximately $16,800 and payments on a mortgage of approximately $4,200 offset by a net increase in amounts due to affiliates of approximately $53,100.

         In August 2003 the Company effected a transaction with MCI wherein MCI assigned all of the outstanding shares of MCREH to the Company in order to satisfy a certain payable due from MCI to the Company. The assets and (liabilities) of MCREH were recorded at their historical cost, and included land ($121,000), building ($156,000), due from affiliates ($174,000), mortgage payable ($117,000), note payable ($50,000), and other liabilities ($4,000).

         The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchisee. If attendance has been poor, USBL has from time to time only received partial payment and in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12 month period. Assuming that all of the teams pay their annual royalty fees, this would only amount to $250,000. However, the Company believes that given prior experience it is more realistic to anticipate royalty fees of a lesser amount because some of these teams are simply not able to generate significant attendance at games. Additionally, some of the teams owe back franchise fees. The Company anticipates that it will receive at least $100,000 of back franchise fees during the next 12 months. The revenues received by the Company may not provide sufficient working capital for the Company to operate over a 12 month period. If the Company is unable to generate additional sales of franchises within the next 12 months it may again have to rely on affiliates for loans to assist it in meeting its current obligations. The Company may generate revenue from the rental of excess space in its building, though there can be no assurance that such revenue will be realized. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.   CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2004 and, based on such evaluation, our principal executive and financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

EXHIBIT NO.:               DESCRIPTION:
------------               -------------

31.1                       Certification of principal executive officer

31.2                       Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNITED STATES BASKETBALL LEAGUE,
                                              INC.


                                              By: /s/ Daniel T. Meisenheimer III
                                                 -------------------------------
                                                   Daniel T. Meisenheimer III
                                                   Chairman and President

                                              By: /s/ Richard C. Meisenheimer
                                                 -------------------------------
                                                   Richard C. Meisenheimer
                                                   Chief Financial Officer  and
                                                   Director

Date: October 20, 2004

                                  EXHIBIT INDEX



EXHIBIT NO.:               DESCRIPTION:
------------               -------------

31.1                       Certification of principal executive officer

31.2                       Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002