Form 10QSB
period 2004-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2005-02-04
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Three Months Ended     Commission File Number
                       November 30,2004                1-15913


                      UNITED STATES BASKETBALL LEAGUE, INC.
                                  46 Quirk Road
                           Milford, Connecticut 06460
                                Tel: 203-877-9508


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

As of February 4, 2005, the latest practicable date, there were 3,479,627 shares of Common Stock, $.01 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]   No  [x]

                      UNITED STATES BASKETBALL LEAGUE, INC.

                                      INDEX

                                                                         PAGE

PART I.         FINANCIAL INFORMATION

Item 1.         Unaudited Financial Statements:

         Consolidated Balance Sheets - November 30, 2004
         and February 29, 2004..............................................3

         Consolidated Statements of Operations for the
         Three Months Ended November 30, 2004 and 2003 and
         Nine Months Ended November 30, 2004 and 2003.......................4

         Consolidated Statement of Stockholders'
         Deficiency.........................................................5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended November 30, 2004 and 2003 ......................6

         Notes to Consolidated Financial Statements ........................7

Item 2.   Management's Discussion and Analysis or Plan of Operation  ......11

Item 3.   Controls and Procedures .........................................13

PART II.  OTHER INFORMATION ...............................................14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds  ....14

Item 6.   Exhibits and Reports on Form 8-K  ...............................14

PART I-  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                     November 30,   February 29,
                                                        2004            2004
                                                   --------------- -------------
ASSETS                                               (Unaudited)
------

CURRENT ASSETS:
         Cash                                        $    4,897    $      16,098
         Due from affiliates                             75,500          101,751
         Inventory                                       17,147           17,147
         Prepaid expenses & other current assets            600              600
                                                    -------------  -------------
         TOTAL CURRENT ASSETS                            98,144          135,596

PROPERTY AND PLANT, NET                                 271,306          273,154
                                                      -----------  -------------

Total Assets                                            369,450          408,750
                                                      ===========  =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses      $   267,472    $     146,310
         Due to affiliates                              258,500          151,367
         Due to stockholders                            263,508          278,433
         Short-term portion of mortgage payable           9,220            8,746
                                                     -----------  --------------

TOTAL CURRENT LIABILITIES                               798,700          584,856
LONG-TERM PORTION OF MORTGAGE PAYABLE                    96,060          102,895
NOTE PAYABLE                                             50,000           50,000
                                                      -----------  -------------
Total Liabilities                                       944,760          737,751

STOCKHOLDERS' DEFICIENCY
         Common stock, $0.01 par value 30,000,000
          shares authorized; 3,519,602 and 3,485,502
          shares issued and outstanding respectively     35,196           34,855
         Preferred stock $0.01 par value 2,000,000 shares
          authorized; 1,105,679 shares issued and
          outstanding                                    11,057           11,057
         Additional paid-in-capital                   2,666,009        2,627,192
         Deficit                                     (3,245,118)     (2,959,651)
         Treasury stock, at cost; 39,975 shares         (42,454)        (42,454)
                                                    -------------  -------------
                  Total stockholders' deficiency       (575,310)       (329,001)
                                                    -------------  -------------

Total Liabilities and Stockholders' Deficiency     $    369,450    $     408,750
                                                    ============   =============

                 See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                             THREE MONTHS ENDED          NINE MONTHS ENDED

                          November 30,  November 30,  November 30,  November 30,
                            2004          2003           2004          2003
                          ------------  -----------   -----------   ------------

REVENUES:
   Initial franchise fees $       -0-   $    45,000   $    50,000    $   155,000
Continuing franchise fees      50,000        49,558       293,255        221,258
Sponsorship/Advertising        25,000        40,000        55,000         90,000
Other                          12,600        12,500        40,778         40,702
                          ------------  ------------  ------------  ------------
                               87,600       147,058       439,033        506,960
                          ------------  ------------  ------------  ------------


OPERATING EXPENSES:
Consulting                     95,958        63,600       204,348        187,297
Team and Post-Season Festival  17,993         5,000        51,127         14,990
Referee Fees                      -0-           -0-        62,545         54,200
Salaries                       11,519        14,736        37,619         44,136
Travel and Promotion           44,536        50,198       223,654        158,211
Depreciation                      616         1,282         1,848          2,564
Other                          45,344        11,141       127,618         54,424
                           -----------  ------------  ------------  ------------
                              215,966       145,957       708,759        515,822
                           -----------  ------------  ------------   -----------

(Loss) Income from operations (128,366)        1,101     (269,726)       (8,862)
                           -----------  ------------- ------------   -----------

OTHER INCOME (EXPENSES)
Interest expense                (4,806)       (6,995)     (15,789)      (13,656)
Interest income                      6             4           48            57
                           ------------  ------------  -----------  ------------
                                (4,800)       (6,991)     (15,741)      (13,599)

NET LOSS                    $ (133,166)    $  (5,890)  $ (285,467)    $ (22,461)
                           ------------   -----------  -----------    ----------


NET LOSS PER SHARE          $     (.04)    $       -   $     (.08)    $   (.01)
                           ------------   -----------  -----------    ----------

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING             3,461,617   3,445,527       3,450,851   3,445,527
                         =============== ===========    ============ ===========

                 See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                              Common Stock         Preferred Stock
                         ---------------------    -------------------    Additional                                   Total
                         Shares                   Shares                 Paid-in                      Treasury        Stockholders'
                         Outstanding    Amount    Outstanding  Amount    Capital       Deficit        Stock           Deficiency
                         -----------    ------    -----------  ------    -------       -------        -------         ----------

Balance, March 1, 2004    3,485,502   $ 34,855     1,105,679  $ 11,057  $2,627,192  $ (2,959,651)   $ (42,454)        $ (329,001)

Net Loss                     -            -             -        -          -           (285,467)        -              (285,467)

Stock Issuance               34,100        341          -        -          38,817        -              -                39,158
                         -----------    ------    ----------   -------  ----------    -----------     ---------         ---------


Balance November 30, 2004 3,519,602   $ 35,196    1,105,679   $ 11,057  $2,666,009   $ (3,245,118)   $ (42,454)        $ (575,310)
                         ===========  ========    ==========  ========= ==========   =============   ===========       ===========



                 See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                NINE MONTHS ENDED

                                                                                       November 30,         November 30,
                                                                                          2004                  2003
                                                                                      -------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                   $  (285,467)           $   (22,461)
         Adjustments to reconcile net loss to
          net cash (used in)provided by operating activities:
                  Depreciation                                                            1,848                  2,564
                  Non-cash compensation                                                  39,158                    -

                  Increase in liabilities:
                    Accounts payable and accrued expenses                               121,162                 35,448
                                                                                     ----------              ---------
                                                                                        162,168                 38,012
                                                                                     ----------              ---------
         Net cash (used in) provided by operating activities                           (123,299)                15,551
                                                                                     -----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments from (to) affiliates                                                  133,384                 (8,280)
         (Decrease)/Increase in stockholders' loans                                     (14,925)                   382
         Repayment of mortgage payable                                                   (6,361)                (3,999)
         Net cash provided by (used in) financing                                   ------------             ----------
          activities                                                                     112,098                (11,897)
                                                                                    ------------             ----------

NET (DECREASE) INCREASE IN CASH                                                         (11,201)                  3,654

CASH AND CASH EQUIVALENTS, beginning of period                                           16,098                     868
                                                                                    -----------              ----------

CASH AND CASH EQUIVALENTS, end of period                                            $     4,897                $   4522
                                                                                    ===========              ==========




                 See notes to consolidated financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       NINE MONTHS ENDED NOVEMBER 30, 2004
                       -----------------------------------



1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The  United   States   Basketball   League,   Inc.   (the   "USBL"  or  the
     "Company")operates   a  professional   summer   basketball  league  through
     franchises located in the United States.

     The Company has incurred an accumulated deficit of approximately $3,245,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 6 and 7) create an uncertainty as to the USBL's ability to continue as a going concern.

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended November 30, 2004 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2005. The notes to the consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended February 29, 2004.

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

     REVENUE RECOGNITION - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in non-monetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at November 30, 2004 and November 30, 2003 was $300,000.

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

     INCOME TAXES - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets
     (approximating   $784,000)   resulting   from   the  net   operating   loss
     carryforward.

     As of November 30, 2004, a net operating loss carryforward of approximately $1,961,000 is available through November 30, 2024 to offset future taxable income.

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

     ADVERTISING COSTS - Advertising costs are expensed as incurred and were approximately $77,900 and $61,000 for the nine months ended November 30, 2004 and November 30, 2003, respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standard market price of air time available to third party entities.

     STOCK-BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employee is accounted for a fair value in accordance with FASB Statement No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123"). No options were issued during 2004 and 2003.

     On December 16, 2004, the FASB issued Statement No. 123 (revised) ("Statement No. 123(R)"), Share-Based Payment, an Amendment of FASB Statements No. 123 and APB No. 25, that addressed the accounting for share-based awards to employees, including employee-stock-purchase plans, or ESPPs. Statement No. 123(R) requires companies to recognize the fair value of stock options and other stock- based compensation to employees. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions be accounted for using a fair-value-based method. The requirements of Statement No. 123(R) will be effective for the Company effective March 1,2006.

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

     REFEREE FEES - The Company's principal obligation under the franchise agreements is to provide referees for the league.

3. PROPERTY AND PLANT


     Property and plant consist of the following at November 30, 2004:

         Land                                                  $121,253
         Building                                               155,747
                                                              -----------
                                                                277,000

         Accumulated depreciation                                 5,694
                                                              -----------
                                                               $271,306
                                                              ===========

     The Company leases a portion of its space, acquired on May 31, 2003, to unrelated third parties on a month-to-month basis. Rental income was $37,500 for the nine months ended November 30, 2004.

4. MORTGAGE PAYABLE

     The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment approximating $67,800 in August 2008.

     The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:


         Years ending February 28
         -----------------------------------------------------------------------

              2005                                      $2,200
              2006                                       9,400
              2007                                      10,100
              2008                                      10,800
              2009                                      72,500



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

         b. As of November 30, 2004, amounts due to stockholders, including interest, are approximately $263,500. This amount includes loans totaling $144,000 bearing interest at 6% per annum.

         c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group of approximately $130,000 and $227,400 for the nine months ended November 30, 2004 and 2003, respectively. These revenues include initial franchise fees, continuing franchise fees, and advertising fees.

         d. Consulting fees included $135,000 for both the nine months ended November 30, 2004 and November 30, 2003 for consulting and management services provided by Meisenheimer Capital, Inc. ("MCI").

         e. Amounts included in due to affiliates in the accompanying consolidated balance sheet represent advances from the accrued charges due to members of the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.

7. NON-CASH TRANSACTIONS

     The Company received $175,000 and $215,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees and advertising during the nine months ended November 30, 2004 and 2003 respectively.

8. STOCKHOLDER'S EQUITY

     CAPITALIZATION - The Company's authorized capital consists of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock. All stock has a $.01 par value. Each share of common stock has one vote, and each share of preferred stock has five votes and is entitled to a 2% non-cumulative annual dividend.

     In October 2004, the Company issued an aggregate of 34,100 shares of common stock to employees and consultants as consideration for services. The value of the shares, approximating $39,000, has been recorded as a charge to operations in the accompanying financial statements.

     TREASURY STOCK - The Company has acquired 39,975 shares of its own stock, valued at approximately $42,500, in order to facilitate compensatory stock grants to employees. These shares are considered treasury and have been valued at cost.

9. SUPPLEMENTARY CASH FLOW INFORMATION

     Cash paid for interest was approximately $8,200 and $13,700 for the nine months ended November 30, 2004 and November 30, 2003, respectively.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     It is management's belief that the carrying amounts of the Company's financial instruments approximate their fair value at November 30, 2004.

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

THREE MONTHS ENDED NOVEMBER 30, 2004 AS COMPARED TO NOVEMBER 30, 2003

     Aggregate franchise fees decreased to $50,000 for the third quarter of 2004 from $94,600 in the third quarter of 2003. Sponsorship and advertising revenues totaled $25,000 as compared to $40,000 in 2003. Approximately $25,000 and $79,000 of the 2004 and 2003 third quarter revenues respectively, were derived from various related parties.

     Operating expenses increased from $146,000 for the three months ended November 30, 2003 to $216,000 for the three months ended November 30, 2004. Operating expenses for each of the periods included management fees of $45,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer. Operating expenses for the 2004 period include non-cash consideration (salaries and consulting fees) approximating $39,000 related to the aggregate issuance of 34,100 shares of common stock issued to employees and consultants for services rendered. There were no shares issued for services in the 2003 period.

     Interest expense decreased to $4,800 in 2004, as compared to $7,000 in 2003. The decrease reflects the reduction in the principal balance of the underlying mortgage payable.

     Net loss for the three months ended November 30, 2004 was approximately $133,200 as compared to $5,900 for the three months ended November 30, 2003. This variance reflects decreased sales as well as increased team and other expenses.

NINE MONTHS ENDED NOVEMBER 30, 2004 AS COMPARED TO NOVEMBER 30, 2003

     Initial franchise fees for the nine months ended November 30, 2004 totaled $50,000 as compared to $155,000 for the comparable period in 2003. In addition, continuing franchise fees increased to $293,300 from $221,300. One new franchise was sold during the nine month period ended November 30, 2004. Sponsorship and advertising revenues totaled $55,000 as compared to $90,000 in 2003.

     Operating  expenses  increased  from  $515,800  for the nine  months  ended
November 30, 2003 to $708,800 for the nine months ended November 30, 2004. Operating expenses for each of the periods included management fees of $135,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer. Travel and promotion expenses increased from $158,200 in 2003 to $223,700 in 2004. The increase was a result of referee travel, league meetings and Post-Season Festival. Operating expenses for the 2004 period include non-cash consideration (salaries and consulting fees) approximating $39,000 related to the aggregate issuance of 34,100 shares of common stock issued to employees and consultants for services rendered. There were no shares issued for services in the 2003 period.

     Interest expense increased to $15,800 in 2004, as compared to $13,700 in 2003. The increase reflects the fact that the mortgage payable was outstanding for nine months in 2004, as compared to six months in 2003.

     Net loss for the nine months ended November 30, 2004 was approximately $285,500 as compared to $22,500 for the nine months ended November 30, 2003. The additional loss reflects decreased sales and increased team and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 2004 the Company had a cash position approximating $4,900 and a working capital deficit approximating $701,000. The Company's statement of cash flows reflects cash used in operations of approximately $123,300, consisting principally of a net loss of $285,500 offset by an increase in accounts payable and accrued expense of approximately $121,200 and non-cash compensation of $39,200. The non-cash compensation represented the value of common stock issued to employees and consultants for services. Net cash provided by financing activities approximated $112,000, and consisted principally of a decrease in stockholder loans of approximately $15,000 and payments on a mortgage of approximately $6,400 offset by a net increase in amounts due to affiliates of approximately $133,400.

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

     The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchisee. If attendance has been poor, USBL has from time to time only received partial payment and in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12 month period. Assuming that all of the teams pay their annual royalty fees, this would only amount to $240,000. However, the Company believes that given prior experience it is more realistic to anticipate royalty fees of approximately $170,000 because some of these teams are simply not able to generate significant attendance at games. Additionally, some of the teams owe back franchise fees. The Company anticipates that it will receive at least $100,000 of back franchise fees during the next 12 months. Adding this to the $170,000 of anticipated royalty fees, this could amount to $270,000 of revenues. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will again have rely on affiliates for loans to assist it in meeting its current obligations. The Company may generate revenue from the rental of excess space in its building, though there can be no assurance that such revenue will be realized. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.   CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2004 and, based on such evaluation, our principal executive and financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In October 2004, we issued an aggregate of 34,100 shares of our common stock to employees and consultants of the Company as consideration for services to the Company. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. No general solicitation or advertising was made in connection with the issuance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

EXHIBIT NO.:                 DESCRIPTION:
------------                 ------------

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

                                        UNITED STATES BASKETBALL LEAGUE,
                                        INC.


                                        By: /s/ Daniel T. Meisenheimer III
                                            _______________________________
                                            Daniel T. Meisenheimer III
                                            Chairman and President

                                        By: /s/ Richard C. Meisenheimer
                                            ______________________________
                                            Richard C. Meisenheimer
                                            Chief Financial Officer  and
                                            Director

Date: February 4, 2005

                                  EXHIBIT INDEX



EXHIBIT NO.:                 DESCRIPTION:
------------                 ------------

31.1                         Certification of principal executive officer

31.2                         Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002