Form 10KSB
period 2005-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2005-07-13
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                [X] Annual Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended February 28, 2005
                                       or
           [ ] Transitional Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
              For the transition period from _________ to _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $493,383

As of June 10, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $803,125.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

The number of shares of the registrant's common stock outstanding as of June 10, 2005 was 3,479,627 shares.

The number of shares of the registrant's preferred stock outstanding as of June 10, 2005 was 1,105,679 shares.

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

         Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations. For the 1999 season (ending in August, 1999) we had thirteen active franchises and two inactive franchises. After the 1999 season, two franchises were canceled for their failure to meet franchise obligations. For our 2000 season, which began in May, 2000, we had eleven active franchises. For the 2001 season, which began on May 30 and ended on July 1, 2001, we had ten active franchises. One franchise active during the 2001 season was terminated for failure to pay its annual franchise fees. For the 2002 season, we had ten active franchises. For the 2003 season we had nine active franchises and two inactive franchises which were current in paying their franchise fees. These two inactive franchises were activated for the 2004 season which began in April 2004 for a total of eleven teams. We now have eight active franchises and one franchise (Brevard Blue Ducks) dormant for the 2005 season.

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

         Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high in the 1999 season of 13 franchises. The current active franchises, divided into the Eastern and Midwest Divisions, are located in Dodge City, Kansas (the Dodge City Legend); Enid, Oklahoma (the Oklahoma Storm); Salina, Kansas (the Kansas Cagerz); Lehigh, Pennsylvania (the Pennsylvania Valley Dawgs); Brooklyn, New York (the Brooklyn Kings); White Plains, New York (the Westchester Wildfire); Hoboken, New Jersey (the New Jersey Flyers) and Kearney, Nebraska (the Nebraska Cranes). The Melbourne, Florida team (Brevard Blue Ducks) is dormant for the 2005 season. In addition, MCI owns two inactive franchises which pay annual royalty fees, and Spectrum Associates owns one, which also pays its royalty fees.

         At the present time we are offering franchises for $300,000. Our most recent sale was in 2003 at a price of $300,000. We received $50,000 as a down payment and the balance was to be paid over four years pursuant to a payment schedule. The next installment of $50,000 is due on October 31, 2005. We have been unable to receive more than $50,000 for a down payment on expansion teams and we require dues be paid prior to the year-end. This does not always allow us to receive all of the installments due on time. We therefore work with our franchisees to allow them to meet their local market obligations and carry their balance with the League until they can make payments. This is in the best interest of the USBL and its teams. The stronger the teams are in their markets and financially the stronger the League becomes.

         Since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $300,000, our most recent sales. The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises. Because historically most of the franchises have not operated profitably, the asking price has been negotiated and in addition we have extended highly favorable installment plans. Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated. Based on the uncertainty of collecting franchise fees, we record those revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. We believe that today we are in a stronger position and have a greater name recognition than at any time in our history. As a result, we are in a better position to demand and receive a large down payment and installments on a more regular basis. Discussions are now being held for new expansion teams for 2006, with a limit of 15 teams for the 2006 season.

         We utilize a standard franchise agreement which is on file in the various states where we offer our franchises. Under this standard franchise agreement, the term of the franchise is for ten (10) years with a right to renew for a similar period. In addition to the initial purchase price of the franchises, franchisees are required to pay an annual royalty fee ranging from $20,000 to $25,000 per year. Currently five of the eight active franchises are current in their payment of annual royalty fees. One franchise owes $7,000 and two owe $10,000. The franchise agreement affords us the right to terminate these franchises for failure to pay the annual royalty fee, but in an effort to maintain the continuity of the League we have elected not to do so in certain instances. In addition and because of our desire to have the League expand, historically, we have from time to time adjusted annual royalty fees in certain situations where the individual franchise has not been operating profitably. Currently there have been no adjustments for the annual royalty fees due us. Our franchise agreement also entitles us to receive television revenues on a sharing basis with the teams in connection with the broadcasting of regional or national games. While in the past we have broadcasted on a regional basis, we have not received any significant revenues. We are also entitled to receive a percentage from the sale of team and league merchandise which is directly sold by us, primarily over the Internet. Revenues earned by us from merchandise has also been insignificant. Revenues from the sale by a team of its own merchandise are retained by the selling team. These sales have contributed to the individual team's revenues.

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

         From the inception of the League, USBL has generally operated at a loss. This has been due to the poor sale of franchises and the inability of most of the franchises to generate sufficient revenues to pay their respective annual royalty fees. Because of the poor historical record, we have been dependent on loans from the principals and their affiliated companies to defray the cost of operations. See "Item 12 - Certain Relationships and Related Transactions." Additionally and because of our poor performance for at least the last four years, our auditors have rendered qualified opinions based on their concerns as to our ability to continue as a going concern. We do believe that the current mix of franchises is beginning to reflect a greater spectator interest resulting in an increase in attendance for a few teams. For Fiscal 1999 (the 1998 season), gross attendance for the entire League was 153,115 attendees, which represented an average of 981 attendees per game. The gross attendance for Fiscal 2000 (the 1999 season) was 162,962-1,044 attendees per game, which represented approximately a 6 1/2% increase over the previous year. For the fiscal year which ended February 28, 2001 (the 2000 season), attendance for our entire season was 248,222 gross attendees - 1,513 attendees per game. This represented a 52% increase over Fiscal 2000. For our 2001 season, attendance was only 225,791-1,446 attendees per game, a decline from the prior season. For the 2002 season our attendance was 251,853-1,679 attendees per game. This represented a 10% increase over the prior year. For the 2003 season, attendance was 173,351-1,536 attendees per game. For the 2004 season, attendance was 171,386 - 1,038 attendees per game, a decline from the prior season due to less marketing and the league mid-season took over a team and ran it with no advertising or promotions. We believe that the decrease in attendance will have very little effect on the future growth of the League.

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

WE HAVE NOT BEEN ABLE TO REALIZE THE FULL SALES VALUE OF A FRANCHISE

         Generally speaking, we have not been able to collect what we perceive to be true value for a franchise because of the League's overall weak performance. As such we have sold franchises for less than we believe the true value to be and additionally have extended terms for payment as an additional inducement to the franchisees to purchase the franchise. As a result, our revenues have been affected and will continue to be affected until such time as we are able to realize the full value for franchises.

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

WE ARE DEPENDENT ON CORPORATE SPONSORSHIPS WHICH HAVE BEEN NEGLIGIBLE

         The financial success of the individual franchises is dependent to a large degree on corporate sponsorship to help defray costs. To date, corporate sponsorship in some cities has been negligible and as a result, some of the franchises have been required to absorb expenses, which would otherwise have been supported by corporate sponsorship. As a result, profits of some of the franchises have been affected and many of the franchises have been operating at a loss. Until such time as the League can attract meaningful sponsorship, earnings, if any, of the individual franchises will be impacted.

OUR BASKETBALL SEASON COMPETES WITH OTHER PROFESSIONAL SPORTING EVENTS

         Our season from April to June is designed to afford players with the opportunity to showcase their professional ability to the teams comprising the National Basketball Association ("NBA") and to be possibly selected to participate in NBA team's summer camps in the latter part of July and August. As such, our schedule competes with other sporting events such as the NBA playoffs, baseball, golf and tennis. Additionally, our season comes at a time when spectators might normally prefer to be outdoors rather than indoors in an arena. These factors have had some impact on the League's overall attendance.

WE LACK SUFFICIENT CAPITAL TO PROMOTE THE LEAGUE

         In order for the League to become successful, we have to promote the League. Historically and up to the present time, we have lacked sufficient capital to develop a national promotion for the League. Promotion will achieve two objectives: (i) create more fan interest, and (ii) franchise interest. Until such time that we can properly promote the League we do not anticipate any significant change in the overall fan interest, and consequently no significant change in sales of franchises. Attendance is still rather small and is not enough to support a team's operations. Additionally, interest in franchises has increased, but without real promotional efforts, we do not anticipate any significant increase in franchises.

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

WE HAVE A LIMITED PUBLIC MARKET FOR OUR STOCK

         There are approximately 550,000 shares held by approximately 300 public shareholders and as such there is a limited public market for our stock. As such, holders of our stock may have difficulty in selling their shares.

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

ITEM 2.           PROPERTY

         MCI Capital Real Estate Inc. ("MRE"), a wholly owned subsidiary of USBL, owns the property at 46 Quirk Road, Milford, Connecticut. Such property consists of three-quarters of an acre of real property and an office building of approximately 6,000 square feet. USBL maintains its offices along with other tenants at the building. The rental income from the other two tenants is sufficient to pay the monthly mortgage payments. The balance on the mortgage currently amounts to approximately $103,000.

ITEM  3.          LEGAL PROCEEDINGS

         None.

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM  5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS

         The Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "USBL". The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company's fiscal years ended February 29, 2004 and February 28, 2005.


                                                                                    Fiscal 2004
                                                                                    Closing Bid

                                                                           High                        Low
First Quarter Ended 5/31/03                                               $1.05                       $ .67
Second Quarter Ended 8/31/03                                              $1.35                       $1.05
Third Quarter Ended 11/30/03                                              $1.40                       $1.25
Fourth Quarter Ended 2/29/04                                              $1.45                       $1.30

                                                                                    Fiscal 2005
                                                                                    Closing Bid

                                                                            High                        Low
First Quarter Ended 5/31/04                                                $1.90                       $1.50
Second Quarter Ended 8/31/04                                               $1.25                       $1.05
Third Quarter Ended 11/30/04                                               $1.30                       $1.06
Fourth Quarter Ended 2/28/05                                               $1.60                       $1.30


         The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

         Approximately 550,000 shares of our Common Stock are held by 300 shareholders. The shares held by members of the public were issued by us in connection with a private placement at least ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

         We have not paid any dividends and do not anticipate paying dividends in the future.

         Our Preferred Stock is held by our officers and directors and affiliates. No member of the public holds any Preferred Stock.


                                              EQUITY COMPENSATION PLAN INFORMATION


------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                  warrants and rights (a)            rights (b)            equity compensation plans
                                                                                             (excluding securities
                                                                                           reflected in column (a))
                                                                                                      (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
     approved by security                    0                           N/A                           0
         holders........
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans not
approved by security holders......           0                           N/A                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------


         Total............                   0                           N/A                           0

------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM  6 .         MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF FINANCIAL  CONDITION
                  AND RESULTS OF OPERATIONS

OVERVIEW

         It is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company is anticipating a decrease in attendance based on fewer teams in 2005, but individual teams may actually see an increase in attendance. One franchise is now using a coach who enjoys high visibility in basketball - Darryl Dawkins. The Company anticipates continued reliance on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. The NBA has established a developmental basketball league known as the National Basketball Development League ("NBDL"). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits an NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL it is unlikely that at least for the present time the Company can develop any meaningful working relationship with the NBA.

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

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

         For the year ended February 28, 2005 ("Fiscal 2005") initial franchise fees amounted to $50,000 as compared to $155,000 for the year ended February 29, 2004. Continuing franchise fees amounted to $310,000 as compared to $275,000 in 2004. The aggregate decrease of $70,000 (16%) is a result of receipt of fewer installments on franchises already sold. Advertising and sponsorship revenue totaled $80,000 as compared to $95,000 in 2004. Advertising fees are mostly generated from an affiliate, Spectrum Associates, Inc., which ran advertisements in league bulletins, programs and brochures. Other income for 2005 was $53,000, which reflects rental income generated in connection with the acquisition of Meisenheimer Capital Real Estate

Holdings in May 2003. Approximately $155,000 and $240,000 of the 2005 and 2004 revenues, respectively, were derived from various related parties.

         Operating expenses for the years ended February 28, 2005 and February 29, 2004 approximated $805,000 and $690,000, respectively. Operating expenses for both 2005 and 2004 include management fees of $180,000 to MCI for management services, including the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer. The Company incurred approximately $60,000 of team and Post-Season Festival expenses, which had been paid by the teams in 2004. Consulting expenses increased approximately $21,000 to $257,000 for 2005. This increase is due to additional marketing for the USBL. Other expenses increased $25,000 to $152,000 for 2005. This is mainly the result of operating a team, which the USBL took over. Other operating expenses remained relatively consistent.

         Net loss for the year ended February 28, 2005 approximated $328,000, as compared to $129,000 for the year ended February 29, 2004, which was due in large part to the Company terminating ownership of the Adirondack Wildcats and paying related expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of approximately $742,000 at February 28, 2005. The Company's statement of cash flows reflects cash used in operations of approximately $189,000, consisting principally of net loss of $328,000 offset by a decrease in inventory of $9,000 and an increase in accounts payable and accrued expenses of $86,000. Net cash provided by financing activities approximated $176,000, consisting principally of a net increase in amounts due to affiliates of $206,000, offset by a decrease in amounts due to stockholders.

         The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12-month period. Assuming that all of the teams pay their annual royalty fees, this would only amount to $240,000. However, the Company believes that given prior experience it is more realistic to anticipate royalty fees of approximately $170,000 because some of these teams are simply not able to generate significant attendance at games. Additionally, some of the teams owe back franchise fees. The Company anticipates that it will receive at least $17,000 of back franchise fees during the next 12 months. Adding this to the $170,000 of anticipated royalty fees, this could amount to $187,000 of revenues. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will again have to rely on affiliates for loans to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

The table below summarizes aggregate maturities of future debt payments as of February 28, 2005:


                                             Less than       1-3               4-5
                           Total              1 Year         Years            Years

Mortgage payable          $103,000           $9,000         $21,000          $73,000
Note payable                50,000               -           50,000             -
Total                     $153,000           $9,000         $71,000          $73,000


ITEM 7.           FINANCIAL STATEMENTS

         The Financial Statements appear commencing on page F-1 hereof.

ITEM  8.          CHANGES IN  AND DISAGREEMENTS WITH   CCOUNTANTS ON  ACCOUNTING
                  AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.          CONTROLS AND PROCEDURES

         Based on their evaluation as of February 28, 2005, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8B. OTHER INFORMATION

         None.

ITEM  9.          DIRECTORS AND EXECUTIVE OFFICERS

         The following persons served as our directors and executive officers for the fiscal year ended February 28, 2005. Each director holds office until the next annual meeting of the stockholders and until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

NAME                               AGE      POSITION
----                               ---      --------

Daniel T. Meisenheimer III          54      Chairman of the Board and President

Richard C. Meisenheimer             51      Chief Financial Officer and Director

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         Daniel T. Meisenheimer III ("Mr. Meisenheimer III") has been Chairman of the Board and President of the Company since its inception in 1984. Mr. Meisenheimer III has also been the Chairman of the Board and President of MCI, USBL's parent, since 1983 and occupies the same positions in Cadcom, Inc., a former subsidiary of MCI, and Meisenheimer Capital Real Estate Holdings, Inc. ("MCR"). Mr. Meisenheimer III is also a shareholder and director of Synercom, Inc. ("Synercom"), a Meisenheimer family-owned holding company which owns Spectrum Associates, Inc., a shareholder of USBL and which company has loaned USBL funds.

         Richard C. Meisenheimer ("R. Meisenheimer"), brother of Mr. Meisenheimer III, has acted as Chief Financial Officer and a Director of USBL since the inception of the business in 1983. R. Meisenheimer has also been associated with Spectrum Associates, Inc. since 1976 and is now the President of that Company. Spectrum owns 34.1% of USBL Preferred Stock and 6.7% of USBL Common Stock. Spectrum was the main customer of Cadcom, MCI's other subsidiary until December, 2000 when Cadcom was sold to Synercom, another company owned and controlled by the Meisenheimer family.

         The Company does not have a separate audit committee. The Board of Directors functions as the audit committee. Richard Meisenheimer qualifies as an audit committee financial expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2005.

CODE OF ETHICS

         The Company has not adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a plan.

ITEM  10.         EXECUTIVE COMPENSATION

         For many years our only two officers, D. Meisenheimer III and R. Meisenheimer, have not received or taken any salaries from USBL. There are no formal employment agreements between D. Meisenheimer III and R. Meisenheimer and they have not been paid any salary for the last four years. MCI, of which both
D. Meisenheimer III and R. Meisenheimer are also senior officers, charged us management fees of $180,000 during each of the years ended February 28, 2005 and February 29, 2004, as consideration for the services provided by D. Meisenheimer and R. Meisenheimer.

ITEM  11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         We have 30,000,000 shares of authorized Common Stock, of which 3,479,627 shares are currently issued and outstanding. We also have 2,000,000 authorized shares of Convertible Preferred Stock, of which 1,105,679 shares are currently issued and outstanding.

         The following table sets forth certain information as of June 15, 2005 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and
(iii) directors and officers of the Company as a group.



                                                        Amount and Nature of                         Approximate
Name and Address of Beneficial Owner                    Beneficial Ownership                      Percent of Class

Daniel T. Meisenheimer III (1)                         143,998 Preferred Stock (1)                  13.0%
c/o The United States Basketball League                437,400 Common Stock                         12.6%
46 Quirk Road
Milford, CT 06460

Estate of Daniel T. Meisenheimer, Jr.(2)               182,723 Preferred Stock                      16.5%
c/o Spectrum Associates                                12,000 Common Stock                              *
440 New Haven Avenue
Milford, CT 06460

Richard C. Meisenheimer(3)                             142,285 Preferred Stock                      12.9%
884 Robert Treat Ext.                                  5,000 Common Stock                               *
Orange, CT 06477

Meisenheimer Capital Corp.                             140,000 Preferred Stock                      12.7%
46 Quirk Road                                          2,095,000 Common Stock                       60.2%




Milford, CT 06460

Spectrum Associates, Inc. (4)                          376,673 Preferred Stock                      34.1%
440 New Haven Avenue                                   231,857 Common Stock                          6.7%
Milford, CT 06460

All Officers and Directors as a Group                  286,283 Preferred Stock                      25.9%
                                                       442,400 Common Stock                         12.7%

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

a)       Loans

         For at least the last ten years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 28, 2005, USBL was indebted to the principals or their affiliated companies in the principal sum of approximately $550,308. $500,000 of the outstanding debt is payable upon demand and $50,000 is due on December 31, 2006. Of the foregoing amount, Spectrum is owed the sum of $288,500. The principals (D. Meisenheimer III, R. Meisenheimer and the Estate of Daniel T. Meisenheimer, Jr.) are owed $256,808 and the mother of D. Meisenheimer and R. Meisenheimer is owed $50,000.

b)       Dependency on Affiliates

         Over the years we have received a material amount of revenues from affiliated persons or entities. During the years ended February 28, 2005 and February 29, 2004, continuing franchise fees from companies controlled by the Meisenheimer family, including Meisenheimer Capital and Spectrum Associates, approximated $75,000 and $145,000 respectively.

         In addition, Spectrum has purchased advertising from us in the form of arena signage, TV commercials, tickets, and program and year book advertising space. For the years ended February 28, 2005 and February 29, 2004, we earned advertising fees of $80,000 and $95,000, respectively, from Spectrum.

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

-------------------

*Filed with Form 10SBA and amendments thereto. +Filed with Form 10-KSB for Fiscal Year ended February 28, 2001.


ITEM  14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         We were billed by Holtz Ruben stein Reminick LLP ("Holtz Rubenstein Reminick") the aggregate amount of approximately $45,686 and $32,650 in respect to the year ended February 28, 2005 and February 29, 2004, respectively, for fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB.

AUDIT-RELATED FEES

         No audit-related fees, other than those mentioned above, were billed to us by Holtz Rubenstein Reminick in respect of the year ended February 28, 2005. We were billed by Holtz Rubenstein Reminick the aggregate amount of approximately $2,790 in respect of the year ended February 29, 2004 for fees for assurance and related services in fiscal 2004 that were reasonably related to the performance of the audit review of our financial statements that are not reported under the preceding paragraph. These services consisted primarily of assistance with the acquisition of Meisenheimer Capital Real Estate Holdings, Inc.

TAX FEES

         We have not incurred expenses or been billed by Holtz Rubenstein Reminick for the year ended February 28, 2005 or February 29, 2004 for fees for tax compliance, tax advice or tax planning services.

ALL OTHER FEES

         There were no other fees billed to us by Holtz Rubenstein Reminick for the years ended February 28, 2005 or February 29, 2004.

PRE-APPROVAL POLICIES

         Our Board of Directors has not adopted any blanket pre-approval policies. Instead, the Board will specifically pre-approve the provision by Holtz Rubenstein Reminick of all audit or non-audit services.

         Our Board of Directors approved all of the services provided by Holtz Rubenstein Reminick and described in the preceding paragraphs.

UNITED STATES BASKETBALL LEAGUE, INC.


CONTENTS

--------------------------------------------------------------------------------
Years Ended February 28, 2005 and February 29, 2004                     Pages
--------------------------------------------------------------------------------



FINANCIAL STATEMENTS
  Report of Independent Registered Public Accounting Firm                F-1
  Consolidated Balance Sheet                                             F-2
  Consolidated Statements of Operations                                  F-3
  Consolidated Statement of Stockholders' Deficiency                     F-4
  Consolidated Statements of Cash Flows                                  F-5
  Notes to Consolidated Financial Statements                          F-6 - F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
United States Basketball League, Inc.
Milford, Connecticut

We have audited the consolidated balance sheet of United States Basketball League, Inc. as of February 28, 2005 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended February 28, 2005 and February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States
Basketball League, Inc. as of February 28, 2005 and the results of its operations and its cash flows for the years ended February 28, 2005 and February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP
Melville, New York
June 16, 2005


UNITED STATES BASKETBALL LEAGUE, INC.



CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
FEBRUARY 28, 2005
----------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
Cash and cash equivalents                                                                                         $   2,770
Due from affiliate                                                                                                   33,071
Inventory                                                                                                             8,573
Prepaid expenses and other current assets                                                                               600
                                                                                                         -------------------
Total Current Assets                                                                                                 45,014

Property and Plant, net of accumulated depreciation of $9,038                                                       267,962
                                                                                                         -------------------
Total Assets                                                                                                     $  312,976
                                                                                                         ===================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses                                                                            $  232,748
Due to affiliates                                                                                                   288,500
Due to stockholders                                                                                                 256,808
Current portion of mortgage payable                                                                                   9,383
                                                                                                         -------------------
Total Current Liabilities                                                                                           787,439


Mortgage Payable                                                                                                     93,713
Note Payable                                                                                                         50,000
                                                                                                         -------------------

Total Liabilities                                                                                                   931,152
                                                                                                         -------------------


Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares
authorized; 3,519,602 shares issued                                                                                  35,196
Preferred stock, $0.01 par value, 2,000,000 shares
authorized; 1,105,679 shares issued and outstanding                                                                  11,057
Additional paid-in capital                                                                                        2,666,009
Deficit                                                                                                          (3,287,984)
Treasury stock, at cost; 39,975 shares                                                                              (42,454)
                                                                                                         -------------------
Total Stockholders' Deficiency                                                                                     (618,176)
                                                                                                         -------------------
Total Liabilities and Stockholders' Deficiency                                                                   $  312,976
                                                                                                         ===================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



UNITED STATES BASKETBALL LEAGUE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004                                            2005                2004
----------------------------------------------------------------------------------------------------------------------------

Revenues:
Initial franchise fees                                                                        $  50,000          $  155,000
Continuing franchise fees                                                                       310,255             275,007
Advertising                                                                                      80,250              95,000
Other                                                                                            52,878              56,080
                                                                                                 ------              ------
                                                                                                493,383             581,087
                                                                                                -------             -------
Operating Expenses:
Consulting                                                                                      256,658             236,022
Team and post season festival expenses                                                           60,001                   -
Referee fees                                                                                     63,920              54,100
Salaries                                                                                         48,667              57,453
Travel and promotion                                                                            217,613             211,406
Depreciation                                                                                      5,192               3,846
Other                                                                                           152,504             126,980
                                                                                               --------            --------
                                                                                                804,555             689,807
                                                                                               --------            --------
Loss from Operations                                                                           (311,172)           (108,720)
                                                                                               --------            --------
Other Income (Expenses):
Interest expense                                                                                (17,215)            (20,635)
Interest income                                                                                      54                  74
                                                                                               --------            --------
                                                                                                (17,161)            (20,561)
                                                                                               --------            --------


Net Loss                                                                                   $  (328,333)        $   (129,281)
                                                                                           ===========         ============

Net Loss Per Share                                                                          $    (0.09)         $    (0.04)
                                                                                            ==========          ==========

Weighted Average Number of Common Shares Outstanding                                         3,457,952           3,445,527
                                                                                             =========           =========







--------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
--------------------------------------------------------------------------------

                                        Common                          Preferred            Additional
                                        Stock                           Stock
                             --------------------------      --------------------------
                               Shares                          Shares                          Paid-in
                             Outstanding        Amount       Outstanding         Amount        Capital
                             -----------      ---------      -----------       ----------    -----------

Balance, February 28, 2003     3,485,502       $  34,855        1,105,679       $  11,057   $  2,627,192
Net Loss                               -               -                -               -              -
                               ---------       ---------        ---------       ---------   ------------
Balance, February 29, 2004     3,485,502          34,855        1,105,679          11,057      2,627,192
Net Loss                               -               -                -               -              -
Non-cash compensation             34,100             341                -               -         38,817
                               ---------       ---------        ---------       ---------   ------------
Balance, February 28, 2005     3,519,602      $   35,196        1,105,679       $  11,057   $  2,666,009
                               =========       =========        =========       =========   ============


                                                              Treasury            Total

                                                                Stock          Stockholders'
                                Deficit         Shares          Amount          Deficiency
                              -----------       ---------   -------------     -------------

Balance, February 28, 2003    $(2,830,370)         39,975   $     (42,454)    $  (199,720)
Net Loss                        (129,281)              -                -        (129,281)
                              ----------          ------     ------------     -----------
Balance, February 29, 2004    (2,959,651)         39,975          (42,454)       (329,001)
Net Loss                        (328,333)              -                -        (328,333)
Non-cash compensation                  -               -                -          39,158
                              ----------          ------     ------------     -----------
Balance, February 28, 2005    (3,287,984)         39,975    $     (42,454)    $  (618,176)
                              ==========          ======     ============     ===========










                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



UNITED STATES BASKETBALL LEAGUE, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004                                          2005               2004
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:

Net loss                                                                                    $  (328,333)   $  (129,281)
                                                                                            -----------    -----------
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation                                                                                      5,192          3,846
Non-cash compensation                                                                            39,158              -
(Increase) decrease in assets:
Inventory                                                                                         8,574         16,470
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                                                            86,438         65,656
                                                                                                 ------         ------
Total adjustments                                                                               139,362         85,972
                                                                                                -------         ------
Net Cash Used In Operating Activities                                                          (188,971)       (43,309)
                                                                                               --------        -------

Cash Flows from Financing Activities

Due (to) from affiliates                                                                        205,813         64,926
Payments on mortgage                                                                             (8,545)        (6,030)
Decrease in stockholders' loans                                                                 (21,625)          (357)
                                                                                                -------           ----
Net Cash Provided by Financing Activities                                                       175,643         58,539
                                                                                                -------         ------


Net (Decrease) Increase in Cash                                                                 (13,328)        15,230
Cash and Cash Equivalents, beginning of year                                                     16,098            868
                                                                                                 ------            ---
Cash and Cash Equivalents, end of year                                                      $     2,770    $    16,098
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

         The Company has incurred an accumulated deficit of approximately $3,288,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (Notes 6 and 7) create an uncertainty as to the USBL's ability to continue as a going concern.

         The Company is making efforts to raise equity capital, revitalize the league and market new franchises. There can be no assurance that the USBL will be successful in accomplishing its objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

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

         REVENUE RECOGNITION - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at February 28, 2005 and February 29, 2004 was $300,000.

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

         INCOME TAXES - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided

         UNITED STATES BASKETBALL LEAGUE, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         for the deferred tax asset (approximating $795,000) resulting from the net operating loss carryforward.

         As of February 28, 2005, a net operating loss carryforward of approximately $1,987,000 is available through February 28, 2022 to offset future taxable income.

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

         ADVERTISING COSTS - Advertising costs are expensed as incurred and were approximately $79,000 and $63,000 for the years ended February 28, 2005 and February 29, 2004, respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standard market price of air time available to third party entities.

         STOCK-BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No options were issued during 2005 and 2004.

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

         RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which any entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement, as amended by the SEC, are effective as of the beginning of the first fiscal year that begins after December 15, 2005. The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company's financial position or results of operations.

         In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the

         UNITED STATES BASKETBALL LEAGUE, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for all fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position or results of operations.



         On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchange of similar productive assets. Statement No. 153 replaces the exception from fair value measurements in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or result of operations.

     3.  PROPERTY AND PLANT

         Effective May 31, 2003, a transaction was consummated wherein Meisenheimer Capital, Inc. ("MCI"), the Company's majority shareholder, assigned all of the outstanding shares of Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH") to the Company in order to satisfy a certain payable due from MCI to the Company. The assets and (liabilities) of MCREH were recorded at their historical cost as of May 31, 2003, and included the following:

         Land                                                  $       121,253
         Building                                                      155,747
         Due From (to) Affiliates                                      173,500
         Mortgage Payable                                             (117,700)
         Note Payable                                                  (50,000)
         Other                                                          (4,300)
                                                               -----------------
         Net Assets Recorded                                   $       278,500
                                                               =================


         The real estate had a fair value of $440,000 at the time of the transaction, based on a recent appraisal. Depreciation expense was $5,192 for the year ended February 28, 2005, and $3,846 for the year ended February 29, 2004.

         The Company leases a portion of its office space to unrelated third parties on a month-to-month basis. Rental income was $49,600 for the year end February 28, 2005, and $27,700 for the year ended February 29, 2004.

     4.  MORTGAGE PAYABLE

         The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment approximating $67,800 in August 2008.

         The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:

UNITED STATES BASKETBALL LEAGUE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         YEAR ENDING FEBRUARY 28,
         -----------------------------------------------------------------------
         2006                                                $        9,400
         2007                                                        10,100
         2008                                                        10,800
         2009                                                        72,500

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

         b. As of February 28, 2005, amounts due to stockholders, including interest, approximated $257,000. This amount includes loans of $144,000, bearing interest at 6% per annum.

         c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group approximating $155,000 in 2005 and $240,000 in 2004. These revenues include initial franchise fees, continuing franchise fees, and advertising fees.

         d. Consulting fees included $180,000 for both the years ended February 28, 2005 and February 29, 2004, for consulting and management services provided by Meisenheimer Capital, Inc. ("MCI").

         e. Amounts included in due to affiliates in the accompanying consolidated balance sheet represent advances from and accrued charges due to members of the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.


     7.  NON-CASH TRANSACTIONS




         The USBL entered into the following non-cash transaction during the fiscal year ended February 28, 2005

         o The Company issued 34,100 shares of common stock valued at $39,158, to pay for certain consulting fees and salaries.

         o   The  Company  received  $122,000 of  consulting  fees,  promotional
             services   and   expense   reimbursements  in  lieu  of  cash,   as
             consideration for franchise fees and advertising.

         The USBL entered into the following non-cash transactions during the fiscal year ended February 29, 2004

         o   The  Company  received  $203,000 of  consulting  fees,  promotional
             services,  and  expense   reimbursements   in  lieu  of  cash,   as
             consideration for franchise fees and advertising.

         UNITED STATES BASKETBALL LEAGUE, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         STOCK ISSUANCES - The Company issued 34,100 shares of common stock, valued at $39,158, to pay certain consulting fees and salaries.

     9.  SUPPLEMENTARY CASH FLOW INFORMATION

         Cash paid for interest was approximately $17,200 and $5,800 for the years ended February 28, 2005 and February 29, 2004, respectively.

    10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         It is management's belief that the carrying amounts of the Company's financial instruments approximate their fair value at February 28, 2005.

    11.  OTHER REVENUES

         Other revenues consist principally of rental income, souvenir sales and miscellaneous fees charged to team owners.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 UNITED STATES BASKETBALL
                                                 LEAGUE, INC.


                                                 /S/ DANIEL T. MEISENHEIMER, III
                                                 -------------------------------
                                                 Daniel T. Meisenheimer, III
                                                 President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                       CAPACITY                    DATE
----                                       --------                    ----

/S/ DANIEL T. MEISENHEIMER, III
-------------------------------
Daniel T. Meisenheimer, III        Director and President           July 8, 2005
                                   (principal executive officer)

/S/ RICHARD MEISENHEIMER
------------------------
Richard Meisenheimer               Director and Chief Financial     July 8, 2005
                                   Officer (principal financial
                                   and accounting officer)

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