Form 10QSB
period 2005-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2005-07-27
CIK 764630

Microsoft Word 10.0.3416;2



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Three Months Ended            Commission File Number
                 May 31, 2005                           1-15913


                      UNITED STATES BASKETBALL LEAGUE, INC.
                                  46 Quirk Road
                           Milford, Connecticut 06460
                                Tel: 203-877-9508


                 Delaware                            06-1120072
          (State of Incorporation)       (I.R.S. Employer Identification No.)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of July 26, 2005, the latest practicable date, there were 3,479,627 shares of Common Stock, $.01 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]    No  [x]

                      UNITED STATES BASKETBALL LEAGUE, INC.

                                      INDEX
                                                                            PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements:

         Consolidated Balance Sheets - May 31, 2005
         and February 28, 2005................................................3

         Consolidated Statements of Operations for the
         Three Months Ended May 31, 2005 and 2004 and.........................4

         Consolidated Statement of Stockholders'
         Deficiency...........................................................5

         Consolidated Statements of Cash Flows for the
         Three Months Ended May 31, 2005 and 2004.............................6

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

PART I-  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                               May 31,                    February 28,
                                ASSETS                                          2005                          2005
                                ------                                  ----------------------        ----------------------
                                                                            (Unaudited)

CURRENT ASSETS:
         Cash                                                           $        14,453               $         2,770
         Marketable equity securities                                            40,275                             -
         Due from affiliates                                                     39,720                        33,071
         Inventory                                                                8,573                         8,573
         Prepaid expenses and other current assets                                  600                           600
                                                                        ----------------------        ----------------------
Total current assets                                                            103,621                        45,014

PROPERTY AND PLANT                                                              266,664                       267,962
                                                                        ----------------------        ----------------------
Total assets                                                            $       370,285               $       312,976
                                                                        ======================        ======================

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
         ----------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                          $       221,636               $       232,748
         Due to affiliates                                                      288,500                       288,500
         Due to stockholders                                                    255,808                       256,808
         Current portion of mortgage payable                                      9,220                         9,383
                                                                        ----------------------        ----------------------
Total current liabilities                                                       775,164                       787,439
                                                                        ----------------------        ----------------------
Long-term portion of mortgage payable                                            91,592                        93,713
                                                                        ----------------------        ----------------------
NOTE PAYABLE                                                                     50,000                        50,000
                                                                        ----------------------        ----------------------

STOCKHOLDERS' DEFICIENCY
          Common stock, $0.01 par value 30,000,000
            shares authorized; 3,519,602 shares issued
            and outstanding                                                      35,196                        35,196
          Preferred stock $0.01 par value 2,000,000
            shares authorized; 1,105,679 shares issued
            and outstanding                                                      11,057                        11,057
          Additional paid-in-capital                                          2,666,009                     2,666,009
          Deficit                                                            (3,216,279)                   (3,287,984)
          Treasury stock, at cost; 39,975 shares                                (42,454)                      (42,454)
                                                                        ----------------------        ----------------------
Total stockholders' deficiency                                                 (546,471)                     (618,176)
                                                                        ----------------------        ----------------------
Total liabilities and stockholders' deficiency                          $       370,285               $       312,976
                                                                        ======================        ======================


                                 See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                        ----------------------------------------------------
                                                                               May 31,                       May 31,
                                                                                2005                          2004
                                                                        ----------------------        ----------------------
REVENUES:
         Initial franchise fees                                         $         5,000               $        25,000
         Continuing franchise fees                                               76,250                       142,005
         Sponsorship/advertising                                                 55,000                        10,000
         Other                                                                   14,100                        15,531
                                                                        ----------------------        ----------------------
                                                                                150,350                       192,536
                                                                        ----------------------        ----------------------

OPERATING EXPENSES:
         Consulting                                                              51,150                        53,990
         Team and post-season festival expenses                                   2,509                         2,850
         Referee fees                                                            22,890                        23,450
         Salaries                                                                12,285                        14,700
         Travel and promotion                                                    14,046                        77,834
         Depreciation                                                             1,298                           616
         Other                                                                   39,870                        34,326
                                                                        ----------------------        ----------------------
                                                                                144,048                       207,766
                                                                        ----------------------        ----------------------

                Income/(Loss) from operations                                   6,302                          (15,230)
                                                                        ----------------------        ----------------------

OTHER INCOME (EXPENSES):
          Net gain from marketable equity Securities                             68,189                             -
          Interest expense                                                       (2,800)                       (7,653)
          Interest income                                                            14                             6
                                                                        ----------------------        ----------------------
                                                                                 65,403                        (7,647)
                                                                        ----------------------        ----------------------

                  NET INCOME/(LOSS)                                     $        71,705               $       (22,877)
                                                                        ======================        ======================

Earnings (loss) per common share:
         Basic                                                          $          0.02               $         (0.01)
         Dilute                                                         $          0.02               $         (0.01)
                                                                        ----------------------        ----------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
         Basic                                                                3,479,627                     3,445,527
                                                                        ----------------------        ----------------------
         Diluted                                                              4,585,306                     4,551,206
                                                                        ----------------------        ----------------------


                                  See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------


                                               Common Stock                      Preferred Stock
                                    ---------------------------------   --------------------------------

                                                                                                                 Additional
                                      Shares                              Shares                                  Paid-in
                                      Outstanding          Amount         Outstanding          Amount             Capital
                                      -----------        ---------      --------------        --------            -------

Balance March 1, 2005                   3,519,602           $35,196         1,105,679           $11,057         $2,666,009

Net Income                                      -                 -                 -                 -                  -
                                        ---------          --------         ---------          --------         ----------

Balance May 31, 2005                    3,519,602           $35,196         1,105,679           $11,057         $2,666,009
                                        =========         =========         =========         =========         ==========



                                                                            Total
                                                         Treasury       Stockholders'
                                         Deficit          Stock          Deficiency
                                         -------       -----------    ---------------


Balance March 1, 2005                 $(3,287,984)        $ (42,454)       $ (618,176)

Net Income                                 71,705               -              71,705
                                        ---------          --------         ---------

Balance May 31, 2005                  $(3,216,279)        $ (42,454)       $ (546,471)
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

                                                                                        Three Months Ended
                                                                        ----------------------------------------------------
                                                                               May 31,                       May 31,
                                                                                2005                          2004
                                                                        ----------------------        ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (loss)                                              $        71,705               $       (22,877)
                                                                        ----------------------        ----------------------
         Adjustments to reconcile net loss to
          net cash provided by operating activities:
                  Depreciation                                                    1,298                           616
                  Change in operating assets and liabilities:
                     Marketable equity securities                               (40,275)                            -
                     Accounts payable and accrued expenses                      (11,112)                       35,424
                                                                        ----------------------        ----------------------
                                                                                (50,089)                       36,040
                                                                        ----------------------        ----------------------
         Net cash (used in) provided by operating
         activities                                                              21,616                        13,163
                                                                        ----------------------        ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         (Increase)/Decrease due from affiliates                                 (6,649)                       (7,459)
         Increase (Decrease) in due to affiliates                                     -                        12,133
         Increase (Decrease) in stockholders' loans                              (1,000)                      (14,573)
         Decrease in mortgage payable                                            (2,284)                       (2,112)
                                                                        ----------------------        ----------------------

                  Net cash provided by (used in) financing
                    activities                                                   (9,933)                      (12,011)
                                                                        ----------------------        ----------------------

NET INCREASE IN CASH                                                             11,683                         1,152

CASH AND CASH EQUIVALENTS,
         beginning of period                                                      2,770                        16,098
                                                                        ----------------------        ----------------------

CASH AND CASH EQUIVALENTS,
         end of period                                                  $        14,453               $        17,250
                                                                        ======================        ======================




                                  See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                         THREE MONTHS ENDED MAY 31, 2005
                         -------------------------------



1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:
   -------------------------------------------------

             The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

             The Company has incurred an accumulated deficit of approximately $3,200,000. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 6 and 7) create an uncertainty as to the USBL's ability to continue as a going concern.

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

             The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation. Operating results for the three-month period ended May 31, 2005 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2006. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended February 29, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of USBL and its wholly owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         MARKETABLE EQUITY SECURITIES - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. Effective March 1, 2005, the Company reclassified its investment in marketable equity securities from the available-for-sale category to the trading securities category.

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

         REVENUE RECOGNITION - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at May 31, 2005 and May 31, 2004 was $300,000.

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

         INCOME TAXES - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $780,000) resulting from the net operating loss carryforward.

         As of May 31, 2005, a net operating loss carryforward of approximately $1,950,000 is available to offset future taxable income.

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

         ADVERTISING COSTS - Advertising costs are expensed as incurred and were approximately $1,100 and $26,600 for the three months ended May 31, 2005 and May 31, 2004 respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standard market price of air time available to third party entities.

         STOCK-BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123"). No stock options were granted during 2005 and 2004 and none are outstanding at May 31, 2005.

         EARNINGS (LOSS) PER SHARE - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock if dilutive. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three months ended May 31, 2004 as the result would have been antidilutive.

         COMPREHENSIVE INCOME - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive (loss) was equivalent to net (loss) for all periods presented.

         REFEREE FEES - The Company's principal obligation under the franchise agreements is to provide referees for the league.


3.       PROPERTY AND PLANT

         Property and plant consist of the following:

                                                     May 31,           February 28,
                                                      2005                 2005
                                                      ----                 ----
         Land                                   $    121,253           $  121,253
         Building                                    155,747              155,747
                                                     -------              -------
                                                     277,000              277,000

         Accumulated depreciation                    (10,336)              (9,038)
                                                    --------             ---------

                                                $    266,664           $  267,962
                                                ============           ===========


         The Company leases a portion of its space to unrelated third parties on a month-to-month basis. Rental income was $13,200 for the three months ended May 31, 2005.

4.       MORTGAGE PAYABLE

         The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment of $67,800 in August 2008. The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:

         Year Ending February 28,
--------------------------------------------------------------------------------
         2006                                                         $    7,412
         2007                                                             10,100
         2008                                                             10,800
         2009                                                             72,500
                                                                          ------
         TOTAL                                                        $  100,812
                                                                         =======

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

         b. As of May 31, 2005, amounts due to stockholders, including interest, approximated $256,000. This amounts includes loans approximating $143,000 bearing interest at 6% per annum.

         c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group of approximately $100,000 and $55,000 for the three months ended May 31, 2005 and 2004, respectively. These revenues include continuing franchise fees and advertising fees.

         d. Consulting fees included $45,000 for both the three months ended May 31, 2005 and May 31, 2004 for consulting and management services provided by Meisenheimer Capital, Inc. ("MCI").

         e. Amounts included in due to affiliates in the accompanying consolidated balance sheet represent advances from companies controlled by the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.

7.   NON-CASH TRANSACTIONS

     In the three months ended May 31, 2005 and 2004, the USBL received consulting and management services from Meisenheimer Capital, Inc. valued at $45,000 and $45,000, respectively, in lieu of cash, as consideration for continuing franchise fees.

8.   STOCKHOLDER'S EQUITY

     CAPITALIZATION - The Company's authorized capital consists of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock. All stock has a $.01 par value. Each share of common stock has one vote, and each share of preferred stock has five votes and is entitled to a 2% non-cumulative annual dividend.


     TREASURY STOCK - The Company has acquired 39,975 shares of its own stock, valued at $42,454, in order to facilitate compensatory stock grants to employees. These shares are considered treasury and have been recorded at cost.

9.   SUPPLEMENTARY CASH FLOW INFORMATION

     Cash paid for interest was approximately $2,800 and $7,700 for the three months ended May 31, 2005 and May 31, 2004, respectively.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     It is management's belief that the carrying amounts of the Company's financial instruments approximate their fair value at May 31, 2005.

11.  OTHER REVENUES

     Other revenues consist principally of rental income, souvenir sales and miscellaneous fees charged to team owners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         It is anticipated that the Company will continue to operate at a loss for the next twelve months. It is anticipated that one team will be reactivated for the 2006 season and the Company will sell another franchise, which will be activated for the 2006 season. The Company is anticipating a decrease in attendance based on fewer teams in 2005, but individual teams may actually see an increase in attendance. One franchise is using a coach who enjoys high visibility in basketball - Darryl Dawkins. The Company anticipates continued reliance on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. The NBA has established a developmental basketball league known as the National Basketball Developmental League ("NBDL"). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits a NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL, it is unlikely that at least for the present time the Company can develop any meaningful relationship with the NBA.

THREE MONTHS ENDED MAY 31, 2005 AS COMPARED TO MAY 31, 2004

         Aggregate franchise fees decreased to $81,250 for the first quarter of 2005 from $167,005 in the first quarter of 2004. This decrease was primarily due to the sale of one less team during the first quarter of 2005. Sponsorship and advertising revenues totaled $55,000 during the first quarter of 2005 as compared to $10,000 in the first quarter of 2004. This increase was due to a $45,000 increase in revenues from the Company's affiliate Spectrum Associates. Approximately $100,000 and $55,000 of the 2005 and 2004 first quarter revenues, respectively, were derived from various related parties.

         Operating expenses decreased from $207,766 for the three months ended May 31, 2004 to $144,048 for the three months ended May 31, 2005. Operating expenses for each of the periods included management fees of $45,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer. The decrease in operating expenses was primarily due to the $63,788 decrease in travel expenses which occurred because the Company did not operate any teams in 2005.

         Interest expense decreased to $2,800 in the first quarter of 2005, as compared to $7,653 in 2004. The decrease reflects primarily lower interest charges on loans from related parties.

         Net income for the three months ended May 31, 2005 was approximately $71,705 as compared to a net loss of $22,877 for the three months ended May 31, 2004. This is due primarily to the $68,189 net gain from marketable equity securities in 2005 and the $63,718 reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash position of $14,453 and a working capital deficit of $671,543 at May 31, 2005. The Company's statement of cash flows reflects cash provided by operations of $21,616, resulting principally from net income, offset by an increase in marketable securities and a decrease in accounts payable and accrued expenses. Net cash used in financing activities was $9,933.

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

The table below summarizes aggregate maturities of future debt payments as of May 31, 2005:


                                 Total                 Less than                  1-3                    4-5
                                                         1 Year                  Years                  Years
Mortgage payable             $    100,812           $        7,412            $     20,400           $     72,500
Note payable                       50,000                        -                  50,000                      -
Total                        $    150,812           $        7,412            $     70,400           $     72,500



ITEM 3.   CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2005 and, based on such evaluation, our principal executive and financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 27, 2005

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