Form 10QSB
period 2005-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2005-11-09
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended: August 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from        to
                                                                -------   ------

                                 Commission File Number: 1-15913

                      UNITED STATES BASKETBALL LEAGUE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                              06-1120072
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

                                  46 Quirk Road
                           Milford, Connecticut 06460
                    (Address of Principal Executive Offices)

                                 (203) 877-9508
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 8, 2005 the latest practicable date, there were 3,487,627 shares of Common Stock, $.01 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                      UNITED STATES BASKETBALL LEAGUE, INC.

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION................................................3

Item 1.    Unaudited Financial Statements:

           Consolidated Balance Sheets - August 31, 2005
           and February 28, 2005..............................................3

           Consolidated Statements of Operations for the
           Three and Six Months Ended August 31, 2005 and 2004................4

           Consolidated Statement of Stockholders' Deficiency.................5

           Consolidated Statements of Cash Flows for the
           Three Months Ended August 31, 2005 and 2004........................6

           Notes to Consolidated Financial Statements.........................7

Item 2.    Management's Discussion and Analysis or Plan of Operation.........11

Item 3.    Controls and Procedures...........................................13

PART II.   OTHER INFORMATION.................................................13

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......13

Item 6.    Exhibits..........................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                         August 31,      February 28,
                                                           2005              2005
                                                        ----------       ------------
                                                        (Unaudited)       (Restated)

         ASSETS
         ------
CURRENT ASSETS:
         Cash                                             $  4,213       $      2,770
         Marketable equity securities                       56,611             68,674
         Due from affiliates                                26,741             33,071
         Inventory                                           8,573              8,573
         Prepaid expenses & other current assets               600                600
                                                         ---------       ------------
Total current assets                                        96,738            113,688

PROPERTY AND PLANT, NET                                    265,366            267,962
                                                         ---------       ------------
Total assets                                              $362,104       $   381,650
                                                         =========       ============

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
         ----------------------------------------


CURRENT LIABILITIES:
         Accounts payable and accrued expenses            $190,998       $    232,748
         Due to affiliates                                 338,500            288,500
         Due to stockholders                               260,658            256,808
         Current portion of mortgage payable                 9,220              9,383
                                                          --------       ------------
Total current liabilities                                  799,376            787,439

MORTGAGE PAYABLE                                            89,328             93,713
NOTE PAYABLE                                                50,000             50,000
                                                          --------       ------------
         TOTAL LIABILITIES                                 938,704            931,152

STOCKHOLDERS' DEFICIENCY
         Common stock, $0.01 par value, 30,000,000
           shares authorized;  issued 3,527,602
           and 3,519,602 shares respectively                35,276             35,196
         Preferred stock, $0.01 par value, 2,000,000
           shares authorized; 1,105,679 shares
            issued and outstanding                          11,057             11,057
         Additional paid-in-capital                      2,671,929          2,666,009
         Deficit                                        (3,252,408)        (3,219,310)
         Treasury stock, at cost; 39,975 shares            (42,454)           (42,454)
                                                        ----------       ------------
                  Total stockholders' deficiency          (576,600)          (549,502)
                                                        ----------       ------------

                                                        $  362,104       $    381,650
                                                        ==========       ============


                 See notes to consolidated financial statements


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                    Three Months Ended                       Six Months Ended
                                                    ------------------                       ----------------

                                                August 31,         August 31,         August 31,        August 31,
                                                  2005               2004               2005               2004
                                                --------           ----------         ----------        ---------
REVENUES:
   Initial franchise fees                       $      -           $  25,000           $   5,000         $ 50,000
   Continuing franchise fees                      66,250             101,250             142,500          243,255
   Sponsorship/Advertising                        25,000              20,000              80,000           30,000
   Other                                          12,600              12,647              26,700           28,178
                                                --------           ---------          ----------       ----------
                                                 103,850             158,897             254,200          351,433
                                                --------           ---------          ----------       ----------

OPERATING EXPENSES:
   Consulting                                     52,650              54,400             103,800          108,390
   Team expenses                                  17,919              30,283              20,428           33,133
   Referee Fees                                   24,770              39,095              47,660           62,545
   Salaries                                       11,671              11,399              23,956           26,099
   Travel and Promotion                            3,756             101,285              17,802          179,118
   Depreciation                                    1,298                 616               2,596            1,232
   Other                                          26,350              47,950              66,220           82,276
                                                --------           ---------           ---------        ---------
                                                 138,414             285,028             282,462          492,793
                                                --------           ---------

(Loss) Income from operations                    (34,564)           (126,131)            (28,262)        (141,360)
                                                --------           ---------           ---------        ---------

OTHER INCOME
 (EXPENSES):
   Interest expense                               (2,886)             (3,329)             (5,686)         (10,982)
   Net gain from marketable
         securities                               11,310                   -                 825                -
   Interest income                                    11                  35                  25               41
                                                --------           ---------          ----------        ---------
                                                   8,435              (3,294)             (4,836)         (10,941)

NET (LOSS) INCOME                             $  (26,129)          $(129,425)         $  (33,098)       $(152,301)
                                                --------           ---------          ----------        ---------

NET (LOSS) INCOME
 PER SHARE:
    Basic                                     $     (.01)          $    (.04)         $     (.01)       $    (.04)
                                                --------           ---------         -----------        ---------
    Diluted                                         (.01)               (.04)               (.01)            (.04)
                                                --------           ---------         -----------        ---------

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
    Basic                                      3,483,627           3,445,527           3,481,627        3,445,527
                                              ----------           ---------         -----------        ---------
    Diluted                                    4,589,306           4,551,206           4,587,306        4,551,206
                                              ----------           ---------         -----------        ---------



                 See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------
                                   (Unaudited)




                                      Common Stock         Preferred Stock
                                ----------------------  --------------------   Additional                             Total
                                   Shares                Shares                 Paid-in                  Treasury  Stockholders'
                                Outstanding    Amount  Outstanding   Amount     Capital      Deficit      Stock     Deficiency
                                -----------    ------- -----------   -------   ----------  -----------   --------  ------------
Balance, March 1, 2005
(as originally reported)          3,519,602    $35,196  1,105,679    $11,057   $2,666,009  $(3,287,984)  $(42,454)  $(618,176)
Prior period adjustment                   -          -          -          -            -       68,674          -      68,674
                                  ---------    -------  ---------    -------   ----------  -----------   --------   ---------

Balance, March 1, 2005
(as restated)                     3,519,602     35,196  1,105,679     11,057    2,666,009   (3,219,310)   (42,454)   (549,502)
Shares Issued For Services            8,000         80          -          -        5,920            -          -       6,000
            Net Loss                      -          -          -          -            -      (33,098)         -     (33,098)
                                  ---------    -------  ---------    -------    ---------   ----------   --------   ---------
Balance, August 31, 2005          3,527,602    $35,276  1,105,679    $11,057   $2,671,929  $(3,252,408)  $(42,454)  $(576,600)
                                  =========    =======  =========    =======   ==========  ===========   ========   =========


                 See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                        ----------------

                                                                                 August 31,        August 31,
                                                                                    2005              2004
                                                                                -----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                                      $  (33,098)       $ (152,301)
                                                                                ----------        ----------
         Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
                  Depreciation                                                       2,596             1,232
                  Shares issued for services                                         6,000                 -
                  Change in operating assets and liabilities:
                  Marketable equity securities                                      12,063                 -
                    Accounts payable and accrued expenses                          (41,750)          109,946
                                                                                ----------        ----------
                                                                                   (21,091)          111,178
                                                                                ----------        ----------
                  Net cash provided by (used in) operating activities              (54,189)          (41,123)
                                                                                ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments from (to) affiliates                                              56,330            53,061
         Increase (decrease) in stockholders' loans                                  3,850           (16,792)
         Repayment of mortgage payable                                              (4,548)           (4,217)
                                                                                ----------        ----------
                  Net cash provided by financing
                    activities                                                      55,632            32,052
                                                                                ----------        ----------

NET INCREASE (DECREASE) IN CASH                                                      1,443            (9,071)

CASH AND CASH EQUIVALENTS, beginning of period                                       2,770            16,098
                                                                                ----------        ----------

CASH AND CASH EQUIVALENTS, end of period                                        $    4,213        $    7,027
                                                                                ==========        ==========



                 See notes to consolidated financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.
                      -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        SIX MONTHS ENDED AUGUST 31, 2005
                        --------------------------------
                                   (Unaudited)


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          The  United  States  Basketball  League,   Inc.  (the  "USBL"  or  the
     "Company")   operates  a  professional  summer  basketball  league  through franchises located in the United States.

          The Company has incurred an accumulated deficit of $3,252,408. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 6 and 7) create an uncertainty as to the USBL's ability to continue as a going concern.

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

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended August 31, 2005 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2006. The notes to the consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2005.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of USBL and its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. All significant inter-company accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     MARKETABLE EQUITY SECURITIES - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. Effective March 1, 2005, the Company reclassified its investment in marketable equity securities from the available-for-sale category to the trading securities category. The change in net unrealized holding gain (loss) included in earnings for the three months and six months ended August 31, 2005 was $13,062 and $(14,275), respectively.

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

     REVENUE RECOGNITION - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in non-monetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at August 31, 2005 and August 31, 2004 was $300,000.

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

     INCOME TAXES - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets
     (approximating   $790,000)   resulting   from   the  net   operating   loss
     carryforward.

          As  of  August  31,  2005,  a  net  operating  loss   carryforward  of
     approximately $1,975,000 is available to offset future taxable income.

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

     ADVERTISING COSTS - Advertising costs are expensed as incurred and were approximately $1,700 and $53,600 for the six months ended August 31, 2005 and August 31, 2004 respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standard market price of air time available to third party entities.

     STOCK-BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123"). No options were granted during 2005 and 2004 and none are outstanding at August 31, 2005.

     EARNINGS (LOSS) PER SHARE - Statement of Financial Accounting Standards No. 128,

     "Earnings Per Share" (SFAS No. 128) establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock, if dilutive. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three months ended August 31, 2005 and 2004 and for the six months ended August 31, 2005 as the result would have been antidilutive.

     COMPREHENSIVE INCOME - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive income (loss) was equivalent to net income (loss) for all periods presented.

     REFEREE FEES - The Company's principal obligation under the franchise agreements is to provide referees for the league.

3.   PROPERTY AND PLANT

     Property and plant consist of the following:

                                                     August 31,
                                                        2005
                                                     ----------

         Land                                         $121,253
         Building                                      155,747
                                                     ---------
                                                       277,000

         Accumulated depreciation                       11,634
                                                      --------
                                                      $265,366
                                                      ========

          The Company leases a portion of its space, acquired on May 31, 2003, to unrelated third parties on a month-to-month basis. Rental income was $25,800 for the six months ended August 31, 2005.

4.       MORTGAGE PAYABLE

          The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment approximating $67,800 in August 2008.

          The  mortgage  is  guaranteed  by  the  Company's   officers.   Future
     maturities of the mortgage are as follows:

         Years ending February 28
         -------------------------------------------------
         2006                                     $  5,148
         2007                                       10,100
         2008                                       10,800
         2009                                       72,500

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

          b. As of August 31, 2005, amounts due to stockholders, including interest, is $250,658. This amount includes loans approximating $143,000 bearing interest at 6% per annum.

          c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group of approximately $155,000 and $105,000 for the six months ended August 31, 2005 and 2004, respectively. These revenues include continuing franchise fees and advertising fees.

          d. Consulting fees included $90,000 for both the six months ended August 31, 2005 and August 31, 2004 for consulting and management services provided by Meisenheimer Capital, Inc. ("MCI").

          e. Amounts included in due to affiliates in the accompanying consolidated balance sheet represent advances from companies controlled by the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.

7.   NON-CASH TRANSACTIONS

          The Company received $116,000 and $125,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees and advertising during the six months ended August 31, 2005 and 2004 respectively.

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

9.   SUPPLEMENTARY CASH FLOW INFORMATION

          Cash paid for interest was approximately $3,600 and $6,200 for the six months ended August 31, 2005 and August 31, 2004, respectively.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          It is management's belief that the carrying amounts of the Company's financial instruments approximate their fair value at August 31, 2005.

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

THREE MONTHS ENDED AUGUST 31, 2005 AS COMPARED TO AUGUST 31, 2004

     Aggregate franchise fees decreased to $66,250 for the second quarter of 2005 from $126,250 in the second quarter of 2004. This decrease was primarily due to the sale of no teams during the second quarter of 2005 and the operation of three less teams in the League during the second quarter of 2005. Sponsorship and advertising revenues totaled $25,000 during the second quarter of 2005 as compared to $20,000 in the second quarter of 2004. This increase was due to increased advertising expenditures during the second quarter of 2005 by a related party. Approximately $58,000 and $50,000 of the 2005 and 2004 second quarter revenues, respectively, were derived from various related parties.

     Operating expenses decreased from $285,028 for the three months ended August 31, 2004 to $138,414 for the three months ended August 31, 2005. Operating expenses for each of the periods included management fees of $45,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer. The decrease in operating expenses was primarily due to lower travel expenses, which occurred because the Company did not operate any teams in 2005.

     Interest expense decreased to $2,886 in the second quarter of 2005, as compared to $3,329 in 2004. The decrease reflects primarily lower interest charges on loans from related parties.

     Net loss for the three months ended August 31, 2005 was $26,129 as compared to a net loss of $129,425 for the three months ended August 31, 2004. This is due primarily to lower operating expenses in 2005, especially for travel and promotion.

SIX MONTHS ENDED AUGUST 31, 2005 AS COMPARED TO AUGUST 31, 2004

     Initial franchise fees for the six months ended August 31, 2005 totaled $5,000 as compared to $50,000 for the comparable period in 2004. In addition, continuing franchise fees decreased to $142,500 from $243,255. This decrease was due to no teams sold and three less teams in the League. Sponsorship and advertising revenues totaled $80,000 as compared to $30,000 in 2004. Approximately $155,000 and $105,000 of the 2005 and 2004 first half revenues, respectively were derived from various related parties.

     Operating expenses decreased from $492,793 for the six months ended August 31, 2004 to $282,462 for the six months ended August 31, 2005. Operating expenses for each of the periods included management fees of $90,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer. Travel and promotion expenses decreased from $179,118 in 2004 to $17,802 in 2005. The decrease was a result of not repossessing and operating any USBL teams. We also had less press conferences and less referee travel.

     Interest expense decreased to $5,686 in 2005, as compared to $10,982 in 2004. The decrease is a result of waived interest on certain loans from stockholders in 2005.

     Net loss for the six months ended August 31, 2005 was $33,098 as compared to a loss of $152,301 for the six months ended August 31, 2004. This is due primarily to the $210,331 reduction in operating expenses, offset by the $97,233 reduction in operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 2005 the Company had a cash position of $4,213 and a working capital deficit of $702,638. The Company's statement of cash flows reflects cash used in operations of $54,189, which results primarily from the $33,098 net loss and the $41,750 decrease in accounts payable and accrued expenses. Net cash provided by financing activities was $55,632 resulting primarily from an increase in amounts due to affiliates of $56,330.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2005 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

PART II  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     In June 2005, we issued an aggregate of 10,000 shares of our Common Stock pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, to two consultants as payment for consulting services to the Company. No general solicitation or advertising was made in connection with the offering, and the offering was made solely to a limited number of sophisticated investors with access to all material information regarding the Company.

Item 6.       EXHIBITS

        (a) Exhibits:

Exhibit No.:            Description:
-----------             -----------

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



                                   UNITED STATES BASKETBALL LEAGUE, INC.

                                   By: /s/Daniel T. Meisenheimer, III
                                      --------------------------------
                                       Daniel T. Meisenheimer, III
                                       Chairman and President



                                   By: /s/Richard C. Meisenheimer
                                      --------------------------------
                                       Richard C. Meisenheimer
                                       Chief Financial Officer and
                                       Director

Date: November 9, 2005

                          EXHIBIT INDEX


Exhibit No.:             Description:
-----------              -----------

31.1                     Certification of principal executive officer

31.2                     Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002