Form 10QSB
period 2005-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2006-01-20
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                        For the quarterly period ended: November 30, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from            to
                                                       ---------      ---------

                        Commission File Number: 1-15913

                      UNITED STATES BASKETBALL LEAGUE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Delaware                       06-1120072
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

As of January 11, 2006, the latest practicable date, there were 3,487,627 shares of Common Stock, $.01 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes [ ] No [x]

                      UNITED STATES BASKETBALL LEAGUE, INC.

                                      INDEX

                                                                            PAGE

PART I.    FINANCIAL INFORMATION..............................................3

Item 1.    Unaudited Financial Statements:

           Consolidated Balance Sheets - November 30, 2005
           and February 28, 2005..............................................3

           Consolidated Statements of Operations for the
           Three and Nine Months Ended November 30, 2005 and 2004.............4

           Consolidated Statement of Stockholders' Deficiency.................5

           Consolidated Statements of Cash Flows for the
           Nine Months Ended November 30, 2005 and 2004.......................6

           Notes to Consolidated Financial Statements.........................7

Item 2.    Management's Discussion and Analysis or Plan of Operation.........11

Item 3.    Controls and Procedures...........................................13

PART II.   OTHER INFORMATION.................................................13

Item 6.    Exhibits..........................................................13

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
\

                                                          November 30,             February 28,
                                                              2005                     2005
                                                         -------------             ------------
         ASSETS                                           (Unaudited)
         ------
CURRENT ASSETS:
         Cash                                            $     12,302              $     2,770
         Marketable equity securities                          45,002                        -
         Due from affiliates                                        -                   33,071
         Inventory                                              8,573                    8,573
         Prepaid expenses & other current assets                  600                      600
                                                         ------------              -----------
Total current assets                                           66,477                   45,014

PROPERTY AND PLANT, NET                                       264,068                  267,962
                                                         ------------              -----------

Total assets                                             $    330,545              $   312,976
                                                         ============              ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
         ----------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses           $    165,261              $   232,748
         Due to affiliates                                    417,936                  288,500
         Due to stockholders                                  261,710                  256,808
         Current portion of mortgage payable                    9,220                    9,383
                                                         ------------              -----------
Total current liabilities                                     854,127                  787,439

MORTGAGE PAYABLE                                               87,169                   93,713
NOTE PAYABLE                                                   50,000                   50,000
                                                         ------------              -----------

         TOTAL LIABILITIES                                    991,296                  931,152

STOCKHOLDERS' DEFICIENCY

         Common stock, $0.01 par value; 30,000,000
           shares authorized;  issued 3,527,602
           and 3,519,602 shares respectively                   35,276                   35,196
         Preferred stock $0.01 par value; 2,000,000
           shares authorized; 1,105,679 shares
           issued and outstanding                              11,057                   11,057
         Additional paid-in-capital                         2,671,929                2,666,009
         Deficit                                           (3,336,559)              (3,287,984)
         Treasury stock, at cost; 39,975 shares               (42,454)                 (42,454)
                                                         ------------              -----------
                  Total stockholders' deficiency             (660,751)                (618,176)
                                                         ------------              -----------

                                                         $    330,545              $   312,976
                                                         ============              ===========


                 See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                         Three Months Ended                      Nine Months Ended
                                         ------------------                      -----------------

                                    November 30,       November 30,         November 30,      November 30,
                                       2005               2004                 2005              2004
                                       ----               ----                 ----              ----
REVENUES:
 Initial franchise fees             $      -            $       -           $     5,000        $  50,000
 Continuing franchise fees            26,250               50,000               168,750          293,255
 Sponsorship/Advertising              25,000               25,000               105,000           55,000
 Other                                13,200               12,600                39,900           40,778
                                    --------            ---------           -----------        ---------
                                      64,450               87,600               318,650          439,033
                                    --------            ---------           -----------        ---------

OPERATING EXPENSES:
 Consulting                            9,400               95,958               113,200          204,348
 Team expenses                           222               17,993                20,650           51,127
 Referee Fees                            450                    -                48,110           62,545
 Salaries                             11,469               11,519                35,425           37,619
 Travel and Promotion                 20,219               44,536                38,021          223,654
 Depreciation                          1,298                  616                 3,894            1,848
 Other                                18,244               45,344                84,464          127,618
                                    --------            ---------           -----------        ---------
                                      61,302              215,966               343,764          708,759
                                    --------            ---------           -----------        ---------

(Loss) Income from operations          3,148             (128,366)              (25,114)        (269,726)
                                    --------            ---------           -----------        ---------

OTHER INCOME
 (EXPENSES):
  Interest expense                    (4,561)              (4,806)              (10,247)         (15,789)
  Net gain (loss) from
         marketable securities       (14,070)                   -               (13,250)               -
  Interest and dividend income             6                    6                    36               48
                                  ----------            ---------            ----------        ---------
                                     (18,625)              (4,800)              (23,461)         (15,741)
                                  ----------            ---------            ----------        ---------

NET (LOSS) INCOME                 $  (15,477)           $(133,166)           $  (48,575)       $(285,467)
                                  ----------            ---------            ----------        ---------

NET (LOSS) INCOME
 PER SHARE:
  Basic and diluted               $    ($.00)           $    (.04)           $     (.01)       $    (.08)
                                  ----------            ---------            ----------        ---------

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
  Basic                            3,487,627            3,461,617             3,483,627        3,450,851
                                  ----------           ----------            ----------       ----------
  Diluted                          4,593,306            4,567,296             4,589,306        4,556,530
                                  ----------           ----------            ----------       ----------


                 See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------
                                   (Unaudited)




                                  Common Stock       Preferred Stock
                             --------------------  -------------------  Additional                               Total
                                Shares               Shares               Paid-in                  Treasury   Stockholders'
                             Outstanding   Amount  Outstanding  Amount    Capital      Deficit      Stock      Deficiency
                             -----------  -------  ----------- -------  ----------   ----------   ---------   -------------
Balance, March 1, 2005        3,519,602    35,196   1,105,679   11,057   2,666,009   (3,287,984)   (42,454)      (618,176)
Shares Issued For Services        8,000        80           -        -       5,920            -          -          6,000
        Net Loss                      -         -           -        -           -      (48,575)         -        (48,575)
                              ---------   -------   ---------  -------  ----------  -----------   --------      ---------
Balance, November 30, 2005    3,527,602   $35,276   1,105,679  $11,057  $2,671,929  $(3,336,559)  $(42,454)     $(660,751)
                              =========   =======   =========  =======  ==========  ===========   ========      =========

                 See notes to consolidated financial statements v


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                           Nine Months Ended
                                                                           -----------------
                                                                     November 30,        November 30,
                                                                         2005               2004
                                                                         ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $     (48,575)       $  (285,467)
                                                                    -------------        -----------
      Adjustments to reconcile loss to
       net cash used in operating activities:
               Depreciation                                                 3,894              1,848
               Shares issued for services                                   6,000                  -
               Non-cash compensation                                            -             39,158

               Change in operating assets and liabilities:
                Marketable equity securities                              (45,002)                 -
                Accounts payable and accrued expenses                     (67,487)           121,162
                                                                    -------------        -----------
                                                                         (102,595)           162,168
                                                                    -------------        -----------
               Net cash used in operating activities                     (151,170)          (123,299)
                                                                    -------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments from affiliates                                            162,507            133,384
      Increase (decrease) in stockholders' loans                            4,902            (14,925)
      Repayment of mortgage payable                                        (6,707)            (6,361)
                                                                    -------------        -----------
             Net cash provided by financing
              activities                                                  160,702            112,098
                                                                    -------------        -----------
NET INCREASE (DECREASE) IN CASH                                             9,532            (11,201)

CASH AND CASH EQUIVALENTS, beginning of period                              2,770             16,098
                                                                    -------------        -----------
CASH AND CASH EQUIVALENTS, end of period                            $      12,302        $     4,897
                                                                    =============        ===========



                 See notes to consolidated financial statements

                      UNITED STATES BASKETBALL LEAGUE, INC.
                      -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       NINE MONTHS ENDED NOVEMBER 30, 2005
                       -----------------------------------
                                   (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The United States Basketball League, Inc. (the "USBL" or the "Company") operates a professional summer basketball league through franchises located in the United States.

     The Company has incurred an accumulated deficit of $3,336,559. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 6 and 7) create an uncertainty as to the USBL's ability to continue as a going concern.

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended November 30, 2005 may not necessarily be indicative of the results that may be expected for the year ended February 28, 2006. The notes to the consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2005.

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

     MARKETABLE EQUITY SECURITIES - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. Effective March 1, 2005, marketable equity securities with a fair value of $68,674 were transferred to the Company from its affiliate Meisenheimer Capital, Inc. ("MCI") in exchange for a $33,071 decrease in the amount due from MCI and a $35,603 increase in the amount due to MCI. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three and nine months ended November 30, 2005 was ($14,624) and ($22,288), respectively.

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

     REVENUE RECOGNITION - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in non-monetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at November 30, 2005 was $300,000.

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

     INCOME TAXES - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax assets
     (approximating   $814,000)   resulting   from   the  net   operating   loss
     carryforward.

     As of November 30, 2005, a net operating loss carryforward of approximately $2,035,000 is available to offset future taxable income.

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

     ADVERTISING COSTS - Advertising costs are expensed as incurred and were approximately $2,000 and $77,900 for the nine months ended November 30, 2005 and November 30, 2004 respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standard market price of air time available to third party entities.

     STOCK-BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123"). No options were granted during 2005 and 2004 and none are outstanding at November 30, 2005.

     EARNINGS (LOSS) PER SHARE - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock, if dilutive. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and nine months ended November 30, 2005 and 2004 as the result would have been antidilutive.

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

3.   PROPERTY AND PLANT

     Property and plant consist of the following:

                                              November 30,
                                                  2005
                                                  ----

         Land                                   $121,253
         Building                                155,747
                                                --------
                                                 277,000

         Accumulated depreciation                 12,932
                                                --------
                                                $264,068
                                                ========

     The Company leases a portion of its space, acquired on May 31, 2003, to unrelated third parties on a month-to-month basis. Rental income was $39,000 for the nine months ended November 30, 2005.

4.   MORTGAGE PAYABLE

     The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment approximating $67,800 in August 2008.

     The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:


     Years ending February 28
     ------------------------
     2006             $ 2,989
     2007              10,100
     2008              10,800
     2009              72,500
                      -------
     TOTAL            $96,389

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

     b. As of November 30, 2005, amounts due to stockholders, including interest, is $261,710.

     c. Included in revenues are amounts from various related parties affiliated with the Meisenheimer Group of approximately $180,000 and $130,000 for the nine months ended November 30, 2005 and 2004, respectively. These revenues include continuing franchise fees and advertising fees.

     d. Consulting fees included approximately $90,000 and $135,000 for the nine months ended November 30, 2005 and 2004, respectively, for consulting and management services provided by Meisenheimer Capital, Inc. ("MCI").

     e. Amounts included in due to affiliates in the accompanying consolidated balance sheet represent advances from companies controlled by the Meisenheimer Group. Such amounts are non-interest bearing and have no specified due date.

7.   NON-CASH TRANSACTIONS

     The Company received $90,000 and $175,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees and advertising during the nine months ended November 30, 2005 and 2004 respectively.

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

9.   SUPPLEMENTARY CASH FLOW INFORMATION

     Cash paid for interest was $10,247 and $8,200 for the nine months ended November 30, 2005 and November 30, 2004, respectively.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     It is management's belief that the carrying amounts of the Company's financial instruments approximate their fair value at November 30, 2005.

11.  OTHER REVENUES

     Other revenues consist principally of rental income, souvenir sales and miscellaneous fees charged to team owners.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

It is anticipated that the Company will continue to operate at a loss for the next twelve months. It is anticipated that one team will be reactivated for the 2006 season and the Company will sell another franchise, which will be activated for the 2006 season. The Company is anticipating an increase in attendance based on more teams in 2006. Individual teams may see an increase or decrease in attendance. One franchise is using a coach who enjoys high visibility in basketball - Darryl Dawkins. The Company anticipates continued reliance on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. The NBA has established a developmental basketball league known as the National Basketball Developmental League ("NBDL"). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits a NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL, it is unlikely that at least for the present time the Company can develop any meaningful relationship with the NBA.

THREE MONTHS ENDED NOVEMBER 30, 2005 AS COMPARED TO NOVEMBER 30, 2004

Aggregate franchise fees decreased to $26,250 for the third quarter of 2005 from $50,000 in the third quarter of 2004. This decrease was primarily due to the League having less teams. Sponsorship and advertising revenues totaled $25,000 during the third quarter of 2005 and 2004. Approximately $25,000 of the 2005 and 2004 third quarter revenues, were derived from various related parties.

Operating expenses decreased from $215,966 for the three months ended November 30, 2004 to $61,302 for the three months ended November 30, 2005. The decrease in operating expenses was primarily due to lower consulting expense ($95,958 in the three months ended November 30, 2004; $9,400 in the three months ended November 30, 2005) and to lower travel expenses, which occurred because the Company did not operate any teams in 2005. The Company does not anticipate operating any teams in 2006, and accordingly anticipates operating expenses to remain at 2005 levels.

Net loss for the three months ended November 30, 2005 was $15,477 as compared to a net loss of $133,166 for the three months ended November 30, 2004. This is due primarily to lower operating expenses in 2005, especially for consulting and travel and promotion.

NINE MONTHS ENDED NOVEMBER 30, 2005 AS COMPARED TO NOVEMBER 30, 2004

Initial franchise fees for the nine months ended November 30, 2005 totaled $5,000 as compared to $50,000 for the comparable period in 2004. In addition, continuing franchise fees decreased to $168,750 from $293,255. This decrease was due to no teams sold and three less teams in the League. Sponsorship and advertising revenues totaled $105,000 as compared to $55,000 in 2004. Approximately $180,000 and $130,000 of the 2005 and 2004 revenues, respectively, were derived from various related parties.

Operating expenses decreased from $708,759 for the nine months ended November 30, 2004 to $343,764 for the nine months ended November 30, 2005. Operating expenses included management fees to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer, of $90,000 and $135,000, in 2005 and 2004, respectively. Travel and promotion expenses decreased from $223,654 in 2004 to $38,021 in 2005. The decrease was a result of not repossessing and operating any USBL teams. We also had less press conferences and less referee travel.

Interest expense decreased to $10,247 in 2005, as compared to $15,789 in 2004. The decrease is a result of waived interest on certain loans from stockholders in 2005.

Net loss for the nine months ended November 30, 2005 was $48,575 as compared to a loss of $285,467 for the nine months ended November 30, 2004. This is due primarily to the $364,995 reduction in operating expenses, offset by a $120,383 reduction in operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2005 the Company had a cash position of $12,302 and a working capital deficit of $787,650. The Company's statement of cash flows reflects cash used in operations of $151,170, which results primarily from the $48,575 net loss and the $67,487 decrease in accounts payable and accrued expenses. Net cash provided by financing activities was $160,702 resulting primarily from an increase in amounts due to affiliates of $162,507.

The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses which are primarily paid from revenues generated from attendance.

Experience has shown that USBL is generally the last creditor to be paid by the franchisee. If attendance has been poor, USBL has from time to time only received partial payment and in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12 month period. Assuming that all of the teams pay their annual royalty fees, this would only amount to approximately $250,000. However, the Company believes that given prior experience it is more realistic to anticipate royalty fees of between $150,000 and $200,000 because some of these teams are simply not able to generate significant attendance at games. Additionally, some of the teams owe back franchise fees. The Company anticipates that it will receive $25,000 of back franchise fees during the next 12 months. Adding this to the anticipated royalty fees, this could amount to between $175,000 and $225,000 of revenues. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will again have to rely on affiliates for loans to assist it in meeting its current obligations. The Company may generate revenue from the rental of excess space in its building, though there can be no assurance that such revenue will be realized. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2005 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II      OTHER INFORMATION

Item 6.      EXHIBITS

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


                                  UNITED STATES BASKETBALL LEAGUE, INC.


                                  By:  /s/Daniel T. Meisenheimer, III
                                     ----------------------------------
                                       Daniel T. Meisenheimer III
                                       Chairman and President

                                  By: /s/Richard C. Meisenheimer
                                     ----------------------------------
                                       Richard C. Meisenheimer
                                       Chief Financial Officer and
                                       Director


Date: January 20, 2006

                                  EXHIBIT INDEX


Exhibit No.:       Description:
------------       ------------

31.1               Certification of principal executive officer

31.2               Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002