Form 10QSB/A
period 2005-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2006-01-26
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)

 [X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


                    For the quarterly period ended: May 31, 2005

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                      UNITED STATES BASKETBALL LEAGUE, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                    06-1120072
 (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organizaion)                     Identification No.)


                                  46 Quirk Road
                           Milford, Connecticut 06460
                    (Address of Principal Executive Offices)

                               Tel: 203-877-9508
                (Issuer's Telephone Number, Including Area Code)

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

                      UNITED STATES BASKETBALL LEAGUE, INC.

                                      INDEX

                                                                           PAGE

PART I.          FINANCIAL INFORMATION

Item 1.          Unaudited Financial Statements:

         Consolidated Balance Sheets - May 31, 2005
         and February 28, 2005.................................................3


         Consolidated Statements of Operations for the
         Three Months Ended May 31, 2005 and 2004..............................4

         Consolidated Statement of Stockholders'
         Deficiency............................................................5

         Consolidated Statements of Cash Flows for the
         Three Months Ended May 31, 2005 and 2004 .............................6

         Notes to Consolidated Financial Statements ...........................7

Item 2.           Management's Discussion and Analysis or Plan of Operation ..11

Item 3.           Controls and Procedures ....................................13

PART II.          OTHER INFORMATION ..........................................14

Item 6.           Exhibits and Reports on Form 8-K  ..........................14

PART I-  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                                                               May 31,                    February 28,
                                                                                2005                          2005
                                                                                ----                          ----
                                                                            (Unaudited)

ASSETS
------

CURRENT ASSETS:
         Cash                                                           $        14,453               $         2,770
         Marketable equity securities                                            40,275                             -
         Due from affiliate                                                           -                        33,071
         Inventory                                                                8,573                         8,573
         Prepaid expenses and other current assets                                  600                           600
                                                                        ---------------               ---------------
Total current assets                                                             63,901                        45,014

PROPERTY AND PLANT                                                              266,664                       267,962
                                                                        ---------------               ---------------
Total assets                                                            $       330,565               $       312,976
                                                                        ===============               ===============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                              $       221,637               $       232,748
     Due to affiliates                                                          317,454                       288,500
     Due to stockholders                                                        265,808                       256,808
     Current portion of mortgage payable                                          9,220                         9,383
                                                                        ---------------               ---------------
Total current liabilities                                                       814,119                       787,439
                                                                        ---------------               ---------------
Long-term portion of mortgage payable                                            91,592                        93,713
                                                                        ---------------               ---------------
NOTE PAYABLE                                                                     50,000                        50,000
                                                                        ---------------               ---------------
Total Liabilities                                                               955,711                       931,152
                                                                        ---------------               ---------------
STOCKHOLDERS' DEFICIENCY
     Common stock, $0.01 par value 30,000,000
       shares authorized; 3,519,602 shares issued
       and outstanding                                                           35,196                        35,196
     Preferred stock $0.01 par value 2,000,000
       shares authorized; 1,105,679 shares issued
       and outstanding                                                           11,057                        11,057
     Additional paid-in-capital                                               2,666,009                     2,666,009
     Deficit                                                                 (3,294,954)                   (3,287,984)
     Treasury stock, at cost; 39,975 shares                                     (42,454)                      (42,454)
                                                                        ---------------               ---------------
Total stockholders' deficiency                                                 (625,146)                     (618,176)
                                                                        ---------------               ---------------
Total liabilities and stockholders' deficiency                          $       330,565               $       312,976
                                                                        ===============               ===============


                 See notes to consolidated financial statements



              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                               May 31,                       May 31,
                                                                                2005                          2004
                                                                                ----                          ----
REVENUES:
    Initial franchise fees                                              $         5,000               $        25,000
    Continuing franchise fees                                                    76,250                       142,005
    Sponsorship/advertising                                                      55,000                        10,000
    Other                                                                        14,100                        15,531
                                                                        ---------------               ---------------
                                                                                150,350                       192,536
                                                                        ---------------               ---------------

OPERATING EXPENSES:
    Consulting                                                                   51,150                        53,990
    Team and post-season festival expenses                                        2,509                         2,850
    Referee fees                                                                 22,890                        23,450
    Salaries                                                                     12,285                        14,700
    Travel and promotion                                                         14,046                        77,834
    Depreciation                                                                  1,298                           616
    Other                                                                        39,870                        34,326
                                                                        ---------------               ---------------
                                                                                144,048                       207,766
                                                                        ---------------               ---------------
                   Income/(Loss) from operations                                  6,302                       (15,230)
                                                                        ---------------               ---------------

OTHER INCOME (EXPENSES):
          Net gain (loss) from marketable equity Securities                     (10,490)                            -
          Interest expense                                                       (2,800)                       (7,653)
          Interest and dividend income                                               18                             6
                                                                        ---------------               ---------------
                                                                                (13,272)                       (7,647)
                                                                        ---------------               ---------------
                   NET INCOME/(LOSS)                                    $        (6,970)              $       (22,877)
                                                                        ===============               ===============

Earnings (loss) per common share:                                       $         (0.00)              $         (0.01)
                                                                        ---------------               ---------------
         Basic                                                          $         (0.00)              $         (0.01)
                                                                        ---------------               ---------------
         Diluted
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
         Basic                                                                3,479,627                     3,445,527
                                                                        ---------------               ---------------
         Diluted                                                              4,585,306                     4,551,206
                                                                        ---------------               ---------------

                 See notes to consolidated financial statements


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------


                                Common Stock             Preferred Stock
                           -----------------------   -----------------------
                                                                               Additional                           Total
                           Shares                    Shares                     Paid-in                Treasury  Stockholders'
                           Outstanding  Amount       Outstanding    Amount      Capital     Deficit      Stock    Deficiency
                           -----------  ------       -----------    ------      -------     -------      -----    ----------

Balance March 1, 2005        3,519,602  $   35,196    1,105,679     $11,057    $2,666,009  $(3,287,984) $(42,454) $ (618,176)

Net Loss                             -           -            -           -             -       (6,970)        -      (6,970)
                           -----------  ----------   ----------     -------    ----------  -----------  --------  ----------
Balance May 31, 2005         3,519,602  $   35,196    1,105,679     $11,057    $2,666,009  $(3,294,954) $(42,454) $ (625,146)
                           ===========  ==========    =========     =======    ==========  ===========  ========  ==========



                 See notes to consolidated financial statements


               UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
               ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                             May 31,                May 31,
                                                                              2005                   2004
                                                                              ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                  $       (6,970)         $     (22,877)
                                                                        --------------          -------------

     Adjustments to reconcile net loss to net cash provided by
       operating activities:
              Depreciation                                                       1,298                    616
              Change in operating assets and liabilities:
                 Marketable equity securities                                  (40,275)                     -
                 Accounts payable and accrued expenses                         (11,111)                35,424
                                                                        --------------          -------------

                                                                               (50,088)                36,040
                                                                        --------------          -------------

     Net cash (used in) provided by operating
           activities                                                          (57,058)                13,163
                                                                        --------------          -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     (Increase)/Decrease due from affiliates                                    33,071                 (7,459)
     Increase (Decrease) in due to affiliates                                   28,954                 12,133
     Increase (Decrease) in stockholders' loans                                  9,000                (14,573)
     Decrease in mortgage payable                                               (2,284)                (2,112)
                                                                        --------------          -------------
              Net cash provided by (used in) financing
                activities                                                      68,741                (12,011)
                                                                        --------------          -------------
NET INCREASE IN CASH                                                            11,683                  1,152

CASH AND CASH EQUIVALENTS,
     beginning of period                                                         2,770                 16,098
                                                                        --------------          -------------
CASH AND CASH EQUIVALENTS,
     end of period                                                      $       14,453          $      17,250
                                                                        ==============          =============




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

     The Company has incurred an accumulated deficit of $3,294,954. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 6 and 7) create an uncertainty as to the USBL's ability to continue as a going concern.

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

     Marketable equity securities - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. Effective March 1, 2005, marketable equity securities with a fair value of $68,674 were transferred to the Company from its affiliate Meisenheimer Capital, Inc. ("MCI") in exchange for a $33,071 decrease in the amount due from MCI and a $35,603 increase in the amount due to MCI. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended May 31, 2005 was $(19,250).

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

     Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $798,000) resulting from the net operating loss carryforward.

     As of May 31, 2005, a net operating loss carryforward of approximately $1,994,000 is available to offset future taxable income.

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


3.   Property and Plant


     Property and plant consist of the following:

                                             May 31,           February 28,
                                              2005                2005
                                              ----                ----

     Land                               $   121,253           $  121,253
     Building                               155,747              155,747
                                        -----------           ----------
                                            277,000              277,000

     Accumulated depreciation               (10,336)             ( 9,038)
                                        -----------           ----------

                                        $   266,664           $  267,962
                                        ===========           ==========

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

4.   Mortgage Payable

     The mortgage bears interest at 7.06% per annum, payable in monthly installments of $1,362 through July 2008, and provides for a balloon payment of $67,800 in August 2008. The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:

     Year Ending February 28,
----------------------------------------------------------------------
     2006                                                  $     7,412
     2007                                                       10,100
     2008                                                       10,800
     2009                                                       72,500
                                                               -------
     TOTAL                                                 $   100,812
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

     b. As of May 31, 2005, amounts due to stockholders, including interest, approximated $266,000. This amounts includes loans approximating $153,000 bearing interest at 6% per annum.

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

     Net loss for the three months ended May 31, 2005 was $(6,970) as compared to a net loss of $22,877 for the three months ended May 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a cash position of $14,453 and a working capital deficit of $750,218 at May 31, 2005. The Company's statement of cash flows reflects cash used in operations of $57,058, resulting principally from a $40,275 increase in marketable securities.

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


                                            UNITED STATES BASKETBALL LEAGUE,
                                            INC.


                                            By: /s/Daniel T. Meisenheimer, III
                                                -------------------------------
                                                 Daniel T. Meisenheimer III
                                                 Chairman and President


                                            By: /s/Richard C. Meisenheimer
                                                -------------------------------
                                                 Richard C. Meisenheimer
                                                 Chief Financial Officer and
                                                 Director

Date:  January 26, 2006

                                 EXHIBIT INDEX

Exhibit No.:          Description:
------------          ------------

31.1                  Certification of principal executive officer

31.2                  Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002