Form 10QSB/A
period 2005-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2006-01-26
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended: August 31, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from             to
                                                ----------      ----------

                 Commission File Number: 1-15913

                      UNITED STATES BASKETBALL LEAGUE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                     06-1120072
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

Transitional Small Business Disclosure Format (check one):    Yes [ ] No[X]

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

Item 6.     Exhibits..........................................................14

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                        August 31,           February 28,
                                                                           2005                  2005
                                                                         --------            -----------
         ASSETS                                                        (Unaudited)
         ------
CURRENT ASSETS:
     Cash                                                               $   4,213            $    2,770
     Marketable equity securities                                          56,611                     -
     Due from affiliate                                                         -                33,071
     Inventory                                                              8,573                 8,573
     Prepaid expenses & other current assets                                  600                   600
                                                                         --------            ----------
Total current assets                                                       69,997                45,014

PROPERTY AND PLANT, NET                                                   265,366               267,962
                                                                         --------            ----------

Total assets                                                            $ 335,363            $  312,976
                                                                        =========            ==========

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
         ----------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                             $  190,998           $   232,748
     Due to affiliates.                                                   380,433               288,500
     Due to stockholders                                                  260,658               256,808
     Current portion of mortgage payable                                    9,220                 9,383
                                                                       ----------           -----------
Total current liabilities                                                 841,309               787,439

MORTGAGE PAYABLE                                                           89,328                93,713
NOTE PAYABLE                                                               50,000                50,000
                                                                       ----------           -----------

     TOTAL LIABILITIES                                                    980,637               931,152

STOCKHOLDERS' DEFICIENCY
     Common stock, $0.01 par value, 30,000,000
       shares authorized;  issued 3,527,602
       and 3,519,602 shares respectively                                   35,276                35,196
     Preferred stock $0.01 par value, 2,000,000 shares
       authorized; 1,105,679 shares issued and
        outstanding                                                        11,057                11,057
     Additional paid-in-capital                                         2,671,929             2,666,009
     Deficit                                                           (3,321,082)           (3,287,984)
     Treasury stock, at cost; 39,975 shares                               (42,454)              (42,454)
                                                                       ----------           -----------
              Total stockholders' deficiency                             (645,274)             (618,176)
                                                                       ----------           -----------

                                                                       $  335,363           $   312,976
                                                                       ==========           ===========


                 See notes to consolidated financial statements


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                     Three Months Ended                       Six Months Ended
                                     ------------------                       ----------------

                                  August 31,        August 31,             August 31,      August 31,
                                    2005              2004                   2005            2004
                                    ----              ----                   ----            ----
REVENUES:
 Initial franchise fees           $      -         $ 25,000              $   5,000        $ 50,000
 Continuing franchise fees          66,250          101,250                142,500         243,255
 Sponsorship/Advertising            25,000           20,000                 80,000          30,000
 Other                              12,600           12,647                 26,700          28,178
                                  --------         --------              ---------       ---------
                                   103,850          158,897                254,200         351,433
                                  --------         --------              ---------       ---------

OPERATING EXPENSES:
 Consulting                         52,650           54,400                103,800         108,390
 Team expenses                      17,919           30,283                 20,428          33,133
 Referee Fees                       24,770           39,095                 47,660          62,545
 Salaries                           11,671           11,399                 23,956          26,099
 Travel and Promotion                3,756          101,285                 17,802         179,118
 Depreciation                        1,298              616                  2,596           1,232
 Other                              26,350           47,950                 66,220          82,276
                                  --------         --------              ---------       ---------
                                   138,414          285,028                282,462         492,793
                                  --------         --------              ---------       ---------
(Loss) Income from operations      (34,564)        (126,131)               (28,262)       (141,360)
                                  --------         --------              ---------       ---------

OTHER INCOME
 (EXPENSES):
  Interest expense                  (2,886)          (3,329)                (5,686)        (10,982)
  Net gain (loss) from marketable
        securities                  11,310                -                    820               -
  Interest and dividend income          12               35                     30              41
                                  --------        ---------              ---------        --------
                                     8,436           (3,294)                (4,836)        (10,941)

NET (LOSS) INCOME                 $(26,128)       $(129,425)             $ (33,098)      $(152,301)
                                  --------        ---------              ---------       ---------

NET (LOSS) INCOME
 PER SHARE:
    Basic                         $   (.01)       $    (.04)             $    (.01)      $    (.04)
                                  --------        ---------              ---------       ---------

    Diluted                           (.01)            (.04)                  (.01)           (.04)
                                  --------        ---------              ---------       ---------

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
    Basic                        3,483,627        3,445,527              3,481,627       3,445,527
                                 ---------        ---------              ---------       ---------
    Diluted                      4,589,306        4,551,206              4,587,306       4,551,206
                                 ---------        ---------              ---------       ---------


                 See notes to consolidated financial statements


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------
                                   (Unaudited)




                                       Common Stock        Preferred Stock
                                   -------------------  --------------------  Additional                            Total
                                      Shares              Shares               Paid-in                 Treasury  Stockholders'
                                   Outstanding  Amount  Outstanding  Amount    Capital    Deficit        Stock    Deficiency
                                   -----------  ------  -----------  ------- ----------- ----------   ---------- -------------
Balance, March 1, 2005               3,519,602  $35,196   1,105,679  $11,057 $2,666,009  $(3,287,984)  $(42,454)   $(618,176)
   Shares Issued For Services            8,000       80           -        -      5,920            -          -        6,000
            Net Loss                         -        -           -        -          -      (33,098)         -      (33,098)
                                     ---------  -------   ---------  ------- ----------  -----------   --------    ---------
Balance, August 31, 2005             3,527,602  $35,276   1,105,679  $11,057 $2,671,929  $(3,321,082)  $(42,454)   $(645,274)
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



                                                                                                Six Months Ended
                                                                                                ----------------
                                                                                       August 31,         August 31,
                                                                                          2005               2004
                                                                                          ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (loss)                                                              $   (33,098)       $     (152,301)
                                                                                     -----------        --------------
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
               Depreciation                                                                2,596                 1,232
               Shares issued for services                                                  6,000                     -

               Change in operating assets and liabilities:
               Marketable equity securities                                              (56,611)                    -
                 Accounts payable and accrued expenses                                   (41,750)              109,946
                                                                                     -----------        --------------
                                                                                         (89,765)              111,178
                                                                                     -----------        --------------
               Net cash provided by (used in) operating activities                      (122,863)              (41,123)
                                                                                     -----------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments from (to) affiliates                                                      125,004                53,061
      Increase (decrease) in stockholders' loans                                           3,850               (16,792)
      Repayment of mortgage payable                                                       (4,548)               (4,217)
                                                                                    ------------        --------------
               Net cash provided by financing activities                                 124,306                32,052
                                                                                    ------------        --------------

NET INCREASE (DECREASE) IN CASH                                                            1,443                (9,071)

CASH AND CASH EQUIVALENTS, beginning of period                                             2,770                16,098
                                                                                    ------------        --------------

CASH AND CASH EQUIVALENTS, end of period                                            $      4,213        $        7,027
                                                                                    ============        ==============



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

     The Company has incurred an accumulated deficit of $3,321,082. In addition, the USBL's reliance on both substantial non-cash transactions and related parties (see Notes 6 and 7) create an uncertainty as to the USBL's ability to continue as a going concern.

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

     MARKETABLE EQUITY SECURITIES - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. Effective March 1, 2005, marketable equity securities with a fair value of $68,674 were transferred to the Company from its affiliate Meisenheimer Capital, Inc. ("MCI") in exchange for a $33,071 decrease in the amount due from MCI and a $35,603 increase in the amount due to MCI. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three and six months ended August 31, 2005 was to $11,585 and $(7,664), respectively.

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

3.   PROPERTY AND PLANT

     Property and plant consist of the following:

                                                August 31,
                                                   2005
                                                   ----
         Land                                   $121,253
         Building                                155,747
                                                --------
                                                 277,000

         Accumulated depreciation                 11,634
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

The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:

     Years ending February 28
     ------------------------

     2006                                        $ 5,148
     2007                                         10,100
     2008                                         10,800
     2009                                         72,500
                                                 -------
     Total                                       $98,548
                                                 -------

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

     b. As of August 31, 2005, amount due to stockholders, including interest, is $260,658. This amount includes loans approximating $148,000 bearing interest at 6% per annum.

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

     Net loss for the three months ended August 31, 2005 was $26,128 as compared to a net loss of $129,425 for the three months ended August 31, 2004. This is due primarily to lower operating expenses in 2005, especially for travel and promotion.

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

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 2005 the Company had a cash position of $4,213 and a working capital deficit of $771,312. The Company's statement of cash flows reflects cash used in operations of $122,863, which results primarily from the $33,098 net loss, the $56,611 increase in marketable equity securities, and the $41,750 decrease in accounts payable and accrued expenses. Net cash provided by financing activities was $124,306 resulting primarily from an increase in amounts due to affiliates of $125,004.

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

Item 6.   EXHIBITS.

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



                                          UNITED STATES BASKETBALL LEAGUE,
                                          INC.


                                          By: /s/Daniel T. Meisenheimer, III
                                              -----------------------------
                                              Daniel T. Meisenheimer, III
                                              Chairman and President


                                          By: /s/Richard C. Meisenheimer
                                              -----------------------------
                                               Richard C. Meisenheimer
                                               Chief Financial Officer and
                                               Director

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