Form 10QSB/A
period 2005-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2006-03-07
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 2)

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

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                             May 31,                May 31,
                                                                              2005                   2004
                                                                              ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                  $       (6,970)         $     (22,877)
                                                                        --------------          -------------

     Adjustments to reconcile net loss to net cash provided by
       operating activities:
              Depreciation                                                       1,298                    616
              Change in operating assets and liabilities:
                 Marketable equity securities                                   28,399                      -
                 Accounts payable and accrued expenses                         (11,111)                35,424
                                                                        --------------          -------------

                                                                                18,586                 36,040
                                                                        --------------          -------------

     Net cash provided by operating activities                                  11,616                 13,163
                                                                        --------------          -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from (Repayments to)affiliates-net                                    6,649                  4,674
     Increase (Decrease) in stockholders' loans                                  9,000                (14,573)
     Decrease in mortgage payable                                               (2,284)                (2,112)
                                                                        --------------          -------------
              Net cash provided by (used in) financing
                activities                                                          67                (12,011)
                                                                        --------------          -------------
NET INCREASE IN CASH                                                            11,683                  1,152

CASH AND CASH EQUIVALENTS,
     beginning of period                                                         2,770                 16,098
                                                                        --------------          -------------
CASH AND CASH EQUIVALENTS,
     end of period                                                      $       14,453          $      17,250
                                                                        ==============          =============

SCHEDULE OF NON-CASH TRANSACTION:
     Acquisition of marketable equity securities in exchange for
      increase in amount due to affiliate                               $       68,674          $           -
                                                                        --------------          -------------





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

12.  Restatement

     When the May 31, 2005 Form 10-QSB was originally filed, the Company's accountant was unaware of the circumstances surrounding the acquisition of certain marketable equity securities. Accordingly, the Company recorded as gain from marketable equity securities an amount (i.e., $68,189) equal to the market value of the securities at May 31, 2005 (i.e., $40,275) plus what was believed at the time to be net proceeds from the sale of securities with $0 carrying value (i.e., $27,914).

     The Company's accountant subsequently learned that the securities were acquired in March 2005 from a related party for consideration of $68,674 and that $10,000 of the $27,914 was a loan from a stockholder, not proceeds from the sale of securities. Accordingly, the Company has amended the May 31, 2005 Form 10-QSB to increase the amount due to affiliates by $68,674, increase the amount due to stockholders by $10,000, decrease the gain from marketable equity securities by $68,189, increase the loss from marketable equity securities by $10,490, increase dividend income by $4 and increase accounts payable and accrued expenses by $1 (rounding).

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a cash position of $14,453 and a working capital deficit of $750,218 at May 31, 2005. The Company's statement of cash flows reflects cash provided by operations of $11,616, resulting principally from a $28,399 decrease in marketable securities.

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


ITEM 3.   CONTROLS AND PROCEDURES

     In connection with the original filing of this Quarterly Report on Form 10-QSB for the quarter ended May 31, 2005, our principal executive and financial officers had concluded that our disclosure controls and procedures were effective as of May 31, 2005. Following the original filing of our Quarterly Report on Form 10-QSB for the quarter ended May 31, 2005, we determined that our financial statements for the period included therein should be amended. In light of the amendment, and under the supervision and with the participation of our management, including the principal executive and financial officers, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2005 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures were not effective as of such date. We intend to take steps to improve our disclosure controls and procedures.

     There were no significant changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Date:  March 7, 2006

                                 EXHIBIT INDEX

Exhibit No.:          Description:
------------          ------------

31.1                  Certification of principal executive officer

31.2                  Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002