Form 10QSB/A
period 2005-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2006-03-07
CIK 764630

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



                                                                                                Six Months Ended
                                                                                                ----------------
                                                                                       August 31,         August 31,
                                                                                          2005               2004
                                                                                          ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (loss)                                                              $   (33,098)       $     (152,301)
                                                                                     -----------        --------------
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
               Depreciation                                                                2,596                 1,232
               Shares issued for services                                                  6,000                     -

               Change in operating assets and liabilities:
               Marketable equity securities                                              (12,063)                    -
                 Accounts payable and accrued expenses                                   (41,750)              109,946
                                                                                     -----------        --------------
                                                                                         (21,091)              111,178
                                                                                     -----------        --------------
               Net cash provided by (used in) operating activities                       (54,189)              (41,123)
                                                                                     -----------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans from (Repayments to) affiliates-net                                           56,330                53,061
      Increase (decrease) in stockholders' loans                                           3,850               (16,792)
      Repayment of mortgage payable                                                       (4,548)               (4,217)
                                                                                    ------------        --------------
               Net cash provided by financing activities                                  55,632                32,052
                                                                                    ------------        --------------

NET INCREASE (DECREASE) IN CASH                                                            1,443                (9,071)

CASH AND CASH EQUIVALENTS, beginning of period                                             2,770                16,098
                                                                                    ------------        --------------

CASH AND CASH EQUIVALENTS, end of period                                            $      4,213        $        7,027
                                                                                    ============        ==============


SCHEDULE OF NON-CASH TRANSACTION:
      Acquisition of marketable equity securities in exchange for
       Increase in amount due to affiliate                                          $     68,674        $            -
                                                                                    ------------        --------------




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

12.  RESTATEMENT

     When the August 31, 2005 Form 10-QSB was originally filed, the Company's accoutant was unaware of the circumstances surrounding the acquisition of certain marketable equity securities. Accordingly, the Company recorded a prior period adjustment of $68,674, increasing marketable equity securities and reducing deficit at February 28, 2005.

     The Company's accountant subsequently learned that the securities were acquired in March 2005 from a related party for consideration of $68,674. Accordingly, the Company has amended the August 31, 2005 Form 10-QSB to decrease due from affiliate by $26,741, increase due to affiliate by $41,933 and increase the deficit at February 28, 2005 by $68,674.


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

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 2005 the Company had a cash position of $4,213 and a working capital deficit of $771,312. The Company's statement of cash flows reflects cash used in operations of $54,189, which results primarily from the $33,098 net loss, and the $41,750 decrease in accounts payable and accrued expenses. Net cash provided by financing activities was $55,632 resulting primarily from net loans from affiliates of $56,330.

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

ITEM 3.  CONTROLS AND PROCEDURES

     In connection  with the original  filing of this  Quarterly  Report on Form
10-QSB for the quarter ended August 31, 2005, our principal executive and financial officers had concluded that our disclosure controls and procedures were effective as of August 31, 2005. Followng the original filing of our Quarterly Report on Form 10-QSB for the quarter ended August 31, 2005, we determined that our financial statements for the period included therein should be amended. In light of the amenmdment, and under the supervision and with the participation of our management, including the principal exeuctive and financial officers, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2005 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures were not effective as of such date. We intend to take steps to improve our disclosure controls and procedures.

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