Form 10QSB/A
period 2005-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2006-03-07
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No.1)

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


                                                                           Nine Months Ended
                                                                           -----------------
                                                                     November 30,        November 30,
                                                                         2005               2004
                                                                         ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $     (48,575)       $  (285,467)
                                                                    -------------        -----------
      Adjustments to reconcile loss to
       net cash used in operating activities:
               Depreciation                                                 3,894              1,848
               Shares issued for services                                   6,000                  -
               Non-cash compensation                                            -             39,158

               Change in operating assets and liabilities:
                Marketable equity securities                               23,672                  -
                Accounts payable and accrued expenses                     (67,487)           121,162
                                                                    -------------        -----------
                                                                          (33,921)           162,168
                                                                    -------------        -----------
               Net cash used in operating activities                      (82,496)          (123,299)
                                                                    -------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans from (Repayments to) affiliates-net                            93,833            133,384
      Increase (decrease) in stockholders' loans                            4,902            (14,925)
      Repayment of mortgage payable                                        (6,707)            (6,361)
                                                                    -------------        -----------
             Net cash provided by financing
              activities                                                   92,028            112,098
                                                                    -------------        -----------
NET INCREASE (DECREASE) IN CASH                                             9,532            (11,201)

CASH AND CASH EQUIVALENTS, beginning of period                              2,770             16,098
                                                                    -------------        -----------
CASH AND CASH EQUIVALENTS, end of period                            $      12,302        $     4,897
                                                                    =============        ===========

SCHEDULE OF NON-CASH TRANSACTION:
      Acquisition of marketable equity securities in exchange for
        increase in amount due to affiliate                         $      68,674        $         -
                                                                    -------------        -----------



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

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2005 the Company had a cash position of $12,302 and a working capital deficit of $787,650. The Company's statement of cash flows reflects cash used in operations of $82,496, which results primarily from the $48,575 net loss and the $67,487 decrease in accounts payable and accrued expenses. Net cash provided by financing activities was $92,028 resulting primarily from net loans from affiliates of $93,833.

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

ITEM 3.      CONTROLS AND PROCEDURES

In connection with the original filing of this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2005, our principal executive and financial officers had concluded that our disclosure controls and procedures were effective as of November 30, 2005. Following the original filing of our Quarterly Report on Form 10-QSB for the quarter ended November 30, 2005, we determined that our financial statements for the period included therein should be amended. In light of the amendment, and under the supervision and with the participation of our management, including the principal executive and financial officers, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2005 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures were not effective as of such date. We intend to take steps to improve our disclosure controls and procedures.


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