Form 10KSB
period 2006-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2006-07-10
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                                     For the fiscal year ended February 28, 2006

                                       or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Issuer's telephone number (203) 877-9508

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.01 par value


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                             Yes [X] No [ ]

     Check if there is no disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendments to this Form 10-KSB.                                       [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year: $366,556

     As of May 15, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $496,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     The number of shares of the registrant's common stock outstanding as of May 15, 2006 was 3,482,527 shares. The number of shares of the registrant's preferred stock outstanding as of May 15, 2006 was 1,105,679 shares.

Item  1.    Description of Business.

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

     Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. For the 1999 season (ending in August, 1999) we had thirteen active franchises and two inactive franchises. After the 1999 season, two franchises were canceled for their failure to meet franchise obligations. For our 2000 season, which began in May, 2000, we had eleven active franchises. For the 2001 season, which began on May 30 and ended on July 1, 2001, we had ten active franchises. One franchise active during the 2001 season was terminated for failure to pay its annual franchise fees. For the 2002 season, we had ten active franchises. For the 2003 season we had nine active franchises and two inactive franchises which were current in paying their franchise fees. These two inactive franchises were activated for the 2004 season which began in April 2004 for a total of eleven teams for that season. We now have eight active franchises and one franchise (Brevard Blue Ducks) dormant for the 2006 season.

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

     Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high in the 1999 season of 13 franchises. The current active franchises, divided into the Eastern and Midwest Divisions, are located in Dodge City, Kansas (the Dodge City Legend); Enid, Oklahoma (the Oklahoma Storm); Salina, Kansas (the Kansas Cagerz); Lehigh, Pennsylvania (the Pennsylvania Valley Dawgs); Brooklyn, New York (the Brooklyn Kings); Long Island, New York (Long Island Primetime) and Kearney, Nebraska (the Nebraska Cranes). The Melbourne, Florida team (Brevard Blue Ducks) is dormant for the 2006 season. In addition, MCI owns two inactive franchises which pay annual royalty fees, and Spectrum Associates owns one, which also pays its royalty fees.

     At the present time we are offering franchises for $200,000. Our most recent sale was in 2006 at a price of $150,000, $50,000 as a down payment and the balance was to be paid over four years pursuant to a payment schedule. However, the franchisee failed to pay the down payment and the franchise was subsequently terminated. We have been unable to receive more than $50,000 for a down payment on expansion teams and we require dues be paid prior to the year-end. This does not always allow us to receive all of the installments due on time. We therefore work with our franchisees to allow them to meet their local market obligations and carry their balance with the League until they can make payments. This is in the best interest of the USBL and its teams. The stronger the teams are in their markets and financially the stronger the League becomes.

     Since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $300,000. The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises. Because historically most of the franchises have not operated profitably, the asking price has been negotiated and in addition we have extended highly favorable installment plans. Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated. Based on the uncertainty of collecting franchise fees, we record those revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. We believe that today we are in a stronger position and have a greater name recognition than at any time in our history. As a result, we are in a better position to demand and receive a large down payment and installments on a more regular basis. Discussions are now being held for new expansion teams for 2007, with a limit of 12 teams for the 2007 season.

     We utilize a standard franchise agreement which is on file in the various states where we offer our franchises. Under this standard franchise agreement, the term of the franchise is for ten (10) years with a right to renew for a similar period. In addition to the initial purchase price of the franchises, franchisees are required to pay an annual royalty fee ranging from $20,000 to $25,000 per year. Currently three of the eight active franchises are current in their payment of annual royalty fees. One franchise was terminated for failure to pay franchise fees and the remaining franchises all owe approximately $10,000. The franchise agreement affords us the right to terminate these franchises for failure to pay the annual royalty fee, but in an effort to maintain the continuity of the League we have elected not to do so in certain instances. In addition and because of our desire to have the League expand, historically, we have from time to time adjusted annual royalty fees in certain situations where the individual franchise has not been operating profitably. Currently there have been no adjustments for the annual royalty fees due us. Our franchise agreement also entitles us to receive television revenues on a sharing basis with the teams in connection with the broadcasting of regional or national games. While in the past we have broadcasted on a regional basis, we have not received any significant revenues. We are also entitled to receive a percentage from the sale of team and league merchandise which is directly sold by us, primarily over the Internet. Revenues earned by us from merchandise has also been insignificant. Revenues from the sale by a team of its own merchandise are retained by the selling team. These sales have contributed to the individual team's revenues.

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

     From the inception of the League, USBL has generally operated at a loss. This has been due to the poor sale of franchises and the inability of most of the franchises to generate sufficient revenues to pay their respective annual royalty fees. Because of the poor historical record, we have been dependent on loans from the principals and their affiliated companies to defray the cost of operations. See "Item 12 - Certain Relationships and Related Transactions." Additionally and because of our poor performance for at least the last four years, our auditors have rendered qualified opinions based on their concerns as to our ability to continue as a going concern. We do believe that the current mix of franchises is beginning to reflect a greater spectator interest resulting in an increase in attendance for a few teams. For Fiscal 1999 (the 1998 season), gross attendance for the entire League was 153,115 attendees, which represented an average of 981 attendees per game. The gross attendance for Fiscal 2000 (the 1999 season) was 162,962-1,044 attendees per game, which represented approximately a 6 1/2% increase over the previous year. For the fiscal year which ended February 28, 2001 (the 2000 season), attendance for our entire season was 248,222 gross attendees - 1,513 attendees per game. This represented a 52% increase over Fiscal 2000. For our 2001 season, attendance was only 225,791-1,446 attendees per game, a decline from the prior season. For the 2002 season our attendance was 251,853-1,679 attendees per game. This represented a 10% increase over the prior year. For the 2003 season, attendance was 173,351-1,536 attendees per game. For the 2004 season, attendance was 171,386 - 1,038 attendees per game, a decline from the prior season due to less marketing and the league mid-season took over a team and ran it with no advertising or promotions. For the 2005 season the attendance was 165,000 - 1,024 attendees per game. We believe that the decrease in attendance will have very little effect on the future growth of the League.

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

We Lack Sufficient Capital to Promote the League

     In order for the League to become successful, we have to promote the League. Historically and up to the present time, we have lacked sufficient capital to develop a national promotion for the League. Promotion will achieve two objectives: (i) create more fan interest, and (ii) franchise interest. Until such time that we can properly promote the League we do not anticipate any significant change in the overall fan interest, and consequently no significant change in sales of franchises. Attendance is still rather small and is not enough to support a team's operations. Additionally, interest in franchises has increased, but without real promotional efforts, we do not anticipate any significant increase in franchises. We do advertising in The Wall Street Journal.

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

Item 2.     Description of Property.

     MCI Capital Real Estate Holdings Inc. ("MRE"), a wholly owned subsidiary of USBL, owns the property at 46 Quirk Road, Milford, Connecticut. Such property consists of three-quarters of an acre of real property and an office building of approximately 6,000 square feet. USBL maintains its offices along with other tenants at the building. The rental income from the other two tenants is sufficient to pay the monthly mortgage payments. The balance on the mortgage currently amounts to approximately $94,000.

Item  3.    Legal Proceedings.

     None.

Item  4.    Submission of Matters to a Vote Of Security Holders.

     None.

                                    Part II

Item  5.    Market for Common Equity and Related Stockholder Matters.

     The Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "USBL". The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company's fiscal years ended February 28, 2005 and February 28, 2006.


                                             Fiscal 2005
                                             Closing Bid

                                       High               Low
First Quarter Ended 5/31/04           $1.90              $1.50
Second Quarter Ended 8/31/04          $1.25              $1.05
Third Quarter Ended 11/30/04          $1.30              $1.06
Fourth Quarter Ended 2/29/05          $1.60              $1.30

                                             Fiscal 2006
                                             Closing Bid

                                        High              Low
First Quarter Ended 5/31/05            $1.40             $1.25
Second Quarter Ended 8/31/05           $1.50             $1.25
Third Quarter Ended 11/30/05           $1.50             $1.00
Fourth Quarter Ended 2/28/06           $1.30              $.90

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


                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                  warrants and rights (a)            rights (b)            equity compensation plans
                                                                                             (excluding securities
                                                                                           reflected in column (a))
                                                                                                      (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
     approved by security                    0                           N/A                           0
         holders........
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders...              0                           N/A                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------

          Total............                  0                           N/A                           0

------------------------------- ---------------------------- ---------------------------- ----------------------------

Item  6.    Management's Discussion and Analysis or Plan of Operation.

Overview

     It is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company is anticipating a decrease in attendance based on fewer teams in 2006, but individual teams may actually see an increase in attendance. One franchise is now using a coach who enjoys high visibility in basketball--Darryl Dawkins. The Company anticipates continued reliance on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. The NBA has established a developmental basketball league known as the National Basketball Development League ("NBDL"). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits an NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL it is unlikely that at least for the present time the Company can develop any meaningful working relationship with the NBA.

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

     The Company generates advertising revenue from fees for area signage, tickets and program and yearbook advertising space. Advertising revenue is recognized over the period that the advertising space is made available to the user.

     Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which are generated on the Company's web site, are recorded upon shipment of the order. Essentially all orders are paid by credit card.

Fiscal Year 2006 Compared To Fiscal Year 2005

     For the year ended February 28, 2006 ("Fiscal 2006") initial franchise fees amounted to $5,000 as compared to $50,000 for the year ended February 28, 2005. Continuing franchise fees amounted to $168,750 as compared to $310,255 in 2005. The aggregate decrease of $141,505 (46%) results from the fact that in fiscal 2005 USBL recognized $122,000 continuing franchise fees in a non-cash transaction which did not recur in Fiscal 2006. Advertising and sponsorship revenue totaled $140,000 as compared to $80,250 in 2005. Advertising fees are mostly generated from an affiliate, Spectrum Associates, Inc., which ran advertisements in league bulletins, programs and brochures. Other revenues for 2006 were $52,806, which reflects rental income generated in connection with the acquisition of MRE in May 2003. Approximately

$283,000 and $201,000 of the 2006 and 2005 revenues, respectively, were derived from various related parties.

     Operating expenses for the years ended February 28, 2006 and February 28, 2005 approximated $400,000 and $805,000, respectively. Operating expenses for 2006 and 2005, respectively include management fees of $90,000 and $180,000 to MCI for management services, including the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer. In addition to this $90,000 decrease, consulting expenses decreased as a result of a $33,158 decrease in stock-based compensation. Team and post season festival expenses decreased $38,624 from $60,001 in fiscal 2005 to $21,377 in Fiscal 2006 due to USBL's nonoperation of any teams in 2006. Travel and promotion expenses decreased $189,082 from $217,613 in fiscal 2005 to $28,531 in Fiscal 2006 due to the nonrecurrence of a $122,000 promotion expense recognized in 2005 in a non-cash transaction and the nonrecurrence of travel expenses incurred in 2005 relating to the operation of a team.

     Net loss for the year ended February 28, 2006 approximated $80,000, as compared to $328,000 for the year ended February 28, 2005, which was due in large part to a decrease in consulting and travel and promotion expenses.

Liquidity And Capital Resources

     The Company had a working capital deficit of $870,439 at February 28, 2006. The Company's statement of cash flows reflects cash used in operations of approximately $185,000, which is due primarily to the net loss of $80,000, the $47,000 increase in marketable equity securities, and the $69,000 decrease in credit card obligations. Net cash provided by financing activities approximated $188,000, which is due primarily to the net increase in amounts due to related parties.

     The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12-month period. Assuming that all of the teams pay their annual royalty fees, this would amount to approximately $200,000. However, the Company believes that given prior experience it is more realistic to anticipate lower royalty fees because some of these teams are simply not able to generate significant attendance at games. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

Item 7.     Financial Statements.

     The Financial Statements appear commencing on page F-1 hereof.

Item 8.     Changes   In   and  Disagreements  with  Accountants  on  Accounting
            and Financial Disclosure.

     None.

Item 8A.    Controls and Procedures.

     Based on their evaluation as of February 28, 2006, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. In the evaluation, our management considered the amendment of our financial statements as discussed in our Forms 10-QSB for the periods ending May 31, 2005, August 31, 2005 and November 30, 2005. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2006. We are continuing to take steps to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 8B.    Other Information.

     None.

Item  9.    Directors,  Executive Officers,  Promoters   and   Control  Persons;
            Compliance with Section 16(a) of the Exchange Act.

     The following persons served as our directors and executive officers for the fiscal year ended February 28, 2006. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name                               Age      Position
----                               ---      --------

Daniel T. Meisenheimer III          55      Chairman of the Board and President

Richard C. Meisenheimer             52      Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2006.


Code of Ethics

     The Company has not adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item  10.   Executive Compensation.

     For many years our only two officers, D. Meisenheimer III and R. Meisenheimer, have not received or taken any salaries from USBL. There are no formal employment agreements between D. Meisenheimer III and R. Meisenheimer and they have not been paid any salary for the last four years. MCI, of which both
D. Meisenheimer III and R. Meisenheimer are also senior officers and shareholders, charged us management fees of $90,000 and $180,000 for the years ended February 28, 2006 and February 28, 2005, respectively, as consideration for the services provided by D. Meisenheimer and R. Meisenheimer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     We have 30,000,000 shares of authorized Common Stock, of which 3,482,527 shares are currently issued and outstanding. We also have 2,000,000 authorized shares of Convertible Preferred Stock, of which 1,105,679 shares are currently issued and outstanding.

     The following table sets forth certain information as of May 15, 2006 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and
(iii) directors and officers of the Company as a group.


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

Item  12.   Certain Relationships and Related Transactions.

a)   Loans

     For at least the last ten years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 28, 2006, USBL was indebted to the principals or their affiliated companies in the principal sum of approximately $759,000. $709,000 of the outstanding debt is payable upon demand and $50,000 is due on December 31, 2006. Of the foregoing amount, Spectrum is owed the sum of $417,000 and MCI is owed the sum of $36,000. The principals (D. Meisenheimer III, R. Meisenheimer and the Estate of Daniel T. Meisenheimer, Jr.) are owed $256,000 and the mother of D. Meisenheimer and R. Meisenheimer is owed $50,000.

b)   Dependency on Affiliates

     Over the years we have received a material amount of revenues from affiliated persons or entities. During the years ended February 28, 2006 and February 28, 2005, continuing franchise fees from companies controlled by the Meisenheimer family, including Meisenheimer Capital and Spectrum Associates, approximated $95,000 and $75,000 respectively.

     In addition, Spectrum has purchased advertising from us in the form of arena signage, TV commercials, tickets, and program and year book advertising space. For the years ended February 28, 2006 and February 28, 2005, we earned advertising fees of $140,000 and $80,000, respectively, from Spectrum.

c)   Acquisition of Meisenheimer Capital Real Estate Holdings, Inc.

     On May 31, 2003, Meisenheimer Capital, Inc. ("MCI") and the Company entered into an agreement whereby MCI agreed to assign to the Company all of the outstanding stock of Meisenheimer Capital Real Estate Holdings, Inc. ("MCRE"), a wholly owned subsidiary of MCI, in satisfaction of certain payables due from MCI to the Company. The consummation of the transaction was subject to MCI's obtaining an appraisal of the property from an independent appraiser. Such appraisal was received on July 7, 2003 and the shares of MCRE were transferred to the Company in satisfaction of the debt owing from MCI to the Company.

Item  13.   Exhibits.

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

21       Subsidiaries--Meisenheimer Capital Real Estate Holdings, Inc.

31.1     Certification of President (principal executive officer)

31.2     Certification of Chief Financial Officer (principal financial officer)

32       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002
-------------------
*Incorporated by reference to the Company's Registration Statement on Form 10-SB, and amendments thereto, filed with the SEC on May 30, 2000.

+Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.


Item  14.   Principal Accountant Fees and Services.

Audit Fees

     We were billed $16,000 by Michael T. Studer CPA P.C. ("Mike Studer") and $45,686 by Holtz Rubenstein Reminick, LLP ("Holtz Rubenstein") for the years ended February 28, 2006 and 2005, respectively, for professional services rendered for the audits of our annual financial statements and review of our financial statements included in our Forms 10-QSB.

Tax Fees

     We have not incurred expenses or been billed by Mike Studer or Holtz Rubenstein for the year ended February 28, 2006 or February 28, 2005 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

     There were no other fees billed to us by Mike Studer or Holtz Rubenstein for the years ended February 28, 2006 or February 28, 2005.

Pre-Approval Policies

     Our Board of Directors has not adopted any blanket pre-approval policies. Instead, the Board will specifically pre-approve the provision for all audit or non-audit services.

     Our Board of Directors approved all of the services provided by Mike Studer and Holtz Rubenstein described in the preceding paragraphs.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY


CONTENTS

--------------------------------------------------------------------------------
Years Ended February 28, 2006 and February 28, 2005              Pages
--------------------------------------------------------------------------------

Financial Statements

  Reports of Independent Registered Public Accounting Firms       F-2

  Consolidated Balance Sheet                                      F-4

  Consolidated Statements of Operations                           F-5

  Consolidated Statement of Stockholders' Deficiency              F-6

  Consolidated Statements of Cash Flows                           F-7

  Notes to Consolidated Financial Statements                      F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United States Basketball League, Inc.

I have audited the accompanying consolidated balance sheet of United States Basketball League, Inc. and subsidiary (the "Company") as of February 28, 2006, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.
Freeport, New York
June 22, 2006

             Report of Independent Registered Public Accounting Firm


Board of Directors
United States Basketball League, Inc.
Milford, Connecticut

We have audited the consolidated statements of operations, stockholders' deficiency and cash flows for the year ended February 28, 2005 of the United States Basketball League, Inc. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the United States Basketball League, Inc. for the year ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


/s/Holtz Rubenstein Reminick LLP
Holtz Rubenstein Reminick LLP
Melville, New York
June 16, 2005

             UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet

                               February 28, 2006

Assets

Current Assets:
Cash and cash equivalents                                       $    5,517
Marketable equity securities                                        47,404
Inventory                                                            8,573
Prepaid expenses and other current assets                              600
                                                                ----------
Total Current Assets                                                62,094
Property, net of accumulated depreciation of $14,230               262,770
                                                                ----------
Total Assets                                                    $  324,864
                                                                ==========

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses                           $   74,953
Credit card obligations                                             88,967
Due to related parties                                             758,644
Current portion of mortgage payable                                  9,969
                                                                ----------
Total Current Liabilities                                          932,533

Mortgage Payable                                                    84,754
                                                                ----------

Total Liabilities                                                1,017,287
                                                                ----------

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,0000 shares
authorized; 3,527,602 shares issued                                 35,276
Preferred stock, $0.01 par value, 2,000,000 shares
authorized; 1,105,679 shares issued and outstanding                 11,057
Additional paid-in capital                                       2,671,929
Deficit                                                         (3,368,231)
Treasury stock, at cost; 39,975 shares of common stock             (42,454)
                                                                ----------
Total Stockholders' Deficiency                                    (692,423)
                                                                ----------
Total Liabilities and Stockholders' Deficiency                  $  324,864
                                                                ==========

                See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

Years Ended February 28, 2006 and February 28, 2005        2006           2005
                                                           ----           ----

Revenues:
Initial franchise fees                                  $  5,000      $  50,000
Continuing franchise fees                                168,750        310,255
Advertising                                              140,000         80,250
Other                                                     52,806         52,878
                                                        --------      ---------
                                                         366,556        493,383
                                                        --------      ---------
Operating Expenses:
Consulting                                               118,600        256,658
Team and post season festival expenses                    21,377         60,001
Referee fees                                              48,114         63,920
Salaries                                                  58,800         48,667
Travel and promotion                                      28,531        217,613
Depreciation                                               5,192          5,192
Other                                                    119,017        152,504
                                                       ---------      ---------
                                                         399,631        804,555
                                                       ---------      ---------
Loss from Operations                                     (33,075)      (311,172)
                                                       ---------      ---------

Other Income (Expenses):
Interest expense                                         (30,048)       (17,215)
Gain (loss) on marketable equity securities              (17,169)             -
Interest income                                               45             54
                                                       ---------      ---------
                                                         (47,172)       (17,161)
                                                       ---------      ---------
Net Loss                                               $ (80,247)     $(328,333)
                                                       =========      =========
Net Loss Per Common Share - basic and diluted          $   (0.02)     $   (0.09)
                                                       =========      =========
Weighted Average Number of Common Shares Outstanding   3,484,627      3,457,952
                                                       =========      =========

                 See notes to consolidated financial statements.


UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY


               Consolidated Statement of Stockholders' Deficiency

              Years Ended February 28, 2006 and February 28, 2005


                                 Common Stock        Preferred Stock
                            --------------------- --------------------

                                                                        Additional               Treasury Stock        Total
                              Shares                Shares               Paid-in               ------------------  Stockholders'
                            Outstanding   Amount  Outstanding  Amount    Capital     Deficit    Shares   Amount     Deficiency
                            ----------- --------- ----------- -------- ----------- ----------- ------- ----------  ------------
Balance, February 28, 2004    3,485,502 $  34,855  1,105,679  $ 11,057 $ 2,627,192 $(2,959,651) 39,975 $  (42,454)  $ (329,001)
Net Loss                              -         -          -         -           -    (328,333)      -          -     (328,333)
Non-cash compensation            34,100       341          -         -      38,817           -       -          -       39,158
                            ----------- --------- ----------- -------- ----------- -----------  ------ ----------   ----------
Balance, February 28, 2005    3,519,602    35,196  1,105,679    11,057   2,666,009  (3,287,984) 39,975    (42,454)    (618,176)
Non-cash compensation             8,000        80          -         -       5,920           -       -          -        6,000
Net Loss                              -         -          -         -           -    (80,247)       -          -      (80,247)
                            ----------- --------- ----------- -------- ----------- -----------  ------ ----------   ----------

Balance, February 28, 2006    3,527,602 $  35,276  1,105,679  $ 11,057 $ 2,671,929 $(3,368,231) 39,975 $  (42,454)  $ (692,423)
                            =========== ========= ========== ========= =========== ===========  ====== ==========   ==========


                 See notes to consolidated financial statements

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

Years Ended February 28, 2006 and February 29, 2005         2006         2005
                                                            ----         ----

Cash Flows from Operating Activities:

Net loss                                                $ (80,247)    $(328,333)
                                                        ---------     ---------
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation                                                5,192         5,192
Non-cash compensation                                       6,000        39,158
(Increase) decrease in assets:
Inventory                                                       -         8,574
Marketable equity securities                              (47,404)            -
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                          52        86,438
Credit card obligations                                   (68,880)            -
                                                        ---------     ---------
Total adjustments                                        (105,040)      139,362
                                                        ---------     ---------
Net Cash Used In Operating Activities                    (185,287)     (188,971)
                                                        ---------     ---------

Cash Flows from Financing Activities:

Decrease in due from related parties                       33,071       205,813
Increase in due to related parties                        163,336       (21,625)
Payments on mortgage                                       (8,373)       (8,545)
                                                        ---------     ---------
Net Cash Provided by Financing Activities                 188,034       175,643
                                                        ---------     ---------

Net Increase (Decrease) in Cash                             2,747       (13,328)
Cash and Cash Equivalents, beginning of year                2,770        16,098
                                                        ---------     ---------
Cash and Cash Equivalents, end of year                  $   5,517     $   2,770
                                                        =========     =========

Supplemental disclosures of cash flow information:
   Interest paid                                        $  30,048     $  17,169
                                                        ---------     ---------
   Income tax paid                                      $       -     $       -
                                                        ---------     ---------

See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Description of Business and Basis of Presentation

          United States Basketball League, Inc. ("USBL"), incorporated in Delaware on May 29, 1984, operates a professional summer basketball league through franchises located in the eastern and midwestern parts of the United States. Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH") owns a commercial building in Milford, Connecticut.

          At February 28, 2006, USBL and MCREH (collectively, the "Company") had negative working capital of $870,439, a stockholders' deficiency of $692,423, and accumulated losses of $3,368,231. This factor, as well as the Company's reliance on both substantial non-cash transactions and related parties (Notes 8 and 9) create an uncertainty as to the Company's ability to continue as a going concern.

          The Company is making efforts to raise equity capital, revitalize the league and market new franchises. There can be no assurance that the Company will be successful in accomplishing its objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     2.   Summary of Significant Accounting Policies

          Principles of consolidation - The accompanying consolidated financial statements include the accounts of USBL and MCREH. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Fair value disclosures - The carrying amounts of the Company's financial instruments, which consist of cash and cash equivalents, marketable equity securities, accounts payable and accrued expenses, credit card obligations, due to related parties, and mortgage payable, approximate their fair value due to their short term nature or based upon values of comparable instruments.

          Marketable equity securities - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. Effective March 1, 2005, marketable equity securities with a fair value of $68,674 were transferred to the Company from its affiliate Meisenheimer Capital, Inc. ("MCI") in exchange for a $33,071 decrease in the amount due from MCI and a $35,603 increase in the amount due to MCI. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the year ended February 28, 2006 was $(26,229).

          Inventory - Inventory consists of USBL trading cards, basketball uniforms, sporting equipment and printed promotional material and is stated at the lower of cost or market. Certain inventory was obtained through barter transactions whereby the USBL granted suppliers various advertising space (print) and airtime (television) in return for the supplier's products. These transactions were accounted for based upon the fair values of the assets and services involved in the transactions.

          Depreciation   expense   -   Depreciation   is   computed   using  the
          straight-line   method  over  the  building's  estimated  useful  life
          (approximately 30 years).

          Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          sale. The offering price of a new franchise at February 28, 2006 was $200,000.

          The Company generates advertising revenue from fees for area signage, tickets, and program and year book advertising space. Advertising revenue is recognized over the period that the advertising space is made available to the user.

          Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which are generated on the Company's web site, are recorded upon shipment of the order. Essentially all orders are paid by credit card.

          Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $840,000) resulting from the USBL net operating loss carryforward.

          As of February 28, 2006, USBL had a net operating loss carryforward of approximately $2,100,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 28, 2026.

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

          Advertising costs - Advertising costs are expensed as incurred and were $2,005 and $79,112 for the years ended February 28, 2006 and February 28, 2005, respectively. Advertising costs include the value of radio air time received as consideration for franchise fees. The value of this advertising is based upon the standard market price of air time available to third party entities.

          Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) "Accounting for Stock-Based Compensation". No stock options were issued during 2005 and 2006, nor were any outstanding.

          Earnings (loss) per share - SFAS No. 128, "Earnings Per Share" establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. Basic and dilutive EPS were equivalent for all periods presented as the effect of common stock equivalents (such as the convertible preferred stock) was antidilutive.

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

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     3.   Property

          At February 28, 2006, property consists of:

          Land                                $  121,253
          Building                               155,747
                                              ----------

          Total                                  277,000
          Less accumulated depreciation          (14,230)
                                              ----------
          Property, net                       $  262,770
                                              ==========


          MCREH leases the property to USBL and to other tenants on a month-to-month basis. Rental income from the other tenants (which is included in other revenues in the consolidated statements of operations) for the years ended February 28, 2006 and 2005 was $51,800 and $49,600, respectively.

     4.   Credit Card Obligations

          USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

     5.   Due to Related Parties

          At February 28, 2006, due to related parties consists of:

          Loans payable to Spectrum Associates, Inc. ("Spectrum"),
               a corporation controlled by the two officers of USBL,
               interest at 6%, due on demand                            $416,519
          Loans payable to the two officers of USBL and their mother,
               interest at 6%, due on demand                             256,076
          Note payable to mother of the two officers of USBL,
               interest at 6%, due December 31, 2006                      50,000
          Due to MCI, due on demand                                       36,049
                                                                        --------
          Total                                                         $758,644
                                                                        ========

          For the years ended February 28, 2006 and 2005, certain interest due under these loans were waived by the respective lenders.

     6.   Mortgage Payable

          The mortgage bears interest at 7.06% per annum, is payable in monthly installments of principal and interest of $1,362 through July 2008, and provides for a balloon payment of $69,373 in August 2008.

          The  mortgage  is  guaranteed  by  the  Company's   officers.   Future
          maturities of the mortgage are as follows:

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Year Ending February 28,
   ------------------------

     2007                              $ 9,969
     2008                               10,697
     2009                               74,057
                                       -------
     Total                             $94,723
                                       =======

     7.   Stockholders' Equity

          Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

     8.   Related Party Transactions


          In the years ended February 28, 2006 and 2005, USBL included in continuing franchise fees revenues from MCI of $75,000 and $75,000, respectively, and from Spectrum of $20,000 and $0, respectively.

          In the years ended February 28, 2006 and 2005, USBL received advertising revenues from Spectrum totaling $140,000 and $80,000, respectively.

          In the years ended February 28, 2006 and 2005, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $48,000 and $46,000, respectively.

          In the years ended February 28, 2006 and 2005, USBL included in consulting fees expenses to MCI of $90,000 and $180,000, respectively.


     9.   Non-Cash Transactions

          In the year ended February 28, 2005, USBL received $122,000 of consulting fees, promotional services, and expense reimbursements in lieu of cash, as consideration for franchise fees and advertising.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED STATES BASKETBALL LEAGUE, INC.


                                      /s/Daniel T. Meisenheimer, III
                                      -------------------------------------
                                      Daniel T. Meisenheimer, III
                                      President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                Capacity                          Date
----                                --------                          ----

/s/Daniel T. Meisenheimer, III   Director and President            July 10, 2006
------------------------------   (principal executive officer)
Daniel T. Meisenheimer, III


/s/Richard C. Meisenheimer       Director and Chief Financial      July 10, 2006
------------------------------   Officer (principal financial
Richard C. Meisenheimer          and accounting officer)

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

21       Subsidiaries--Meisenheimer Capital Real Estate Holdings, Inc.

31.1     Certification of President (principal executive officer)

31.2     Certification of Chief Financial Officer (principal financial officer)

32       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002


----------------------
*Incorporated by reference to the Company's Registration Statement on Form 10-SB, and amendments thereto, filed with the SEC on May 30, 2000.

+Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.