Form 10QSB
period 2006-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2006-07-24
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended May 31, 2006
                                                                   ------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from               to
                                                -------------    --------------

                                                 Commission File Number 1-15913
                                                                        -------

                      UNITED STATES BASKETBALL LEAGUE, INC.
                      -------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                             06-1120072
           --------                                             ----------
 (State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


                    46 Quirk Road, Milford, Connecticut 06460
                    -----------------------------------------
                    (Address of Principal Executive Offices)


                                 (203) 877-9508
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


                          -----------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                         Yes[ ] No[X]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of July 20, 2006, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

     Transitional Small Business Disclosure Format (check one):     Yes[ ] No[X]

                      UNITED STATES BASKETBALL LEAGUE, INC.
                                      INDEX


                                                                           PAGE
                                                                           ----

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Consolidated Balance Sheets - May 31, 2006
             and February 28, 2006.............................................3

             Consolidated Statements of Operations for the
             three months Ended May 31, 2006 and 2005..........................4

             Consolidated Statement of Stockholders'
             Deficiency........................................................5

             Consolidated Statements of Cash Flows for the
             three months ended May 31, 2006 and 2005 .........................6

             Notes to Consolidated Financial Statements .......................7

Item 2.      Management's Discussion and Analysis or Plan of Operation  ......12

Item 3.      Controls and Procedures .........................................13

PART II.     OTHER INFORMATION ...............................................14

Item 6.      Exhibits and Reports on Form 8-K  ...............................14

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                             May 31,      February 28,
ASSETS                                                                        2006            2006
------                                                                   ------------     ------------
                                                                          (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                                       $    (1,383)      $     5,517
         Marketable equity securities                                         56,739            47,404

         Inventory                                                             8,573             8,573

         Prepaid expenses and other current assets                               600               600
                                                                         -----------       -----------
Total current assets                                                          64,529            62,094


PROPERTY AND PLANT, NET                                                      261,472           262,770
                                                                         -----------       -----------
Total assets                                                             $   326,001       $   324,864
                                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                           $    72,802       $    74,953
         Credit card obligations                                              94,675            88,967
         Due to related parties                                              749,360           758,644
         Current portion of mortgage payable                                  10,146             9,969
                                                                         -----------       -----------
Total current liabilities                                                    926,983           932,533
                                                                         -----------       -----------
Long-term portion of mortgage payable                                         82,131            84,754
                                                                         -----------       -----------
Total Liabilities                                                          1,009,114         1,017,287
                                                                         ===========       ===========
STOCKHOLDERS' DEFICIENCY
          Common stock, $0.01 par value; 30,000,000
            shares authorized; issued  and outstanding
            3,522,502 and 3,527,602, shares respectively                      35,225            35,276
          Preferred stock,  $0.01 par value; 2,000,000
            shares authorized; 1,105,679 shares issued
            and outstanding                                                   11,057            11,057
          Additional paid-in-capital                                       2,668,155         2,671,929
          Deficit                                                         (3,355,096)       (3,368,231)
          Treasury stock, at cost; 39,975 shares                             (42,454)          (42,454)
                                                                         -----------       -----------
Total stockholders' deficiency                                              (683,113)         (692,423)
                                                                        ------------       -----------

Total liabilities and stockholders' deficiency                          $    326,001       $   324,864
                                                                        ============       ===========



See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                                Three Months Ended
                                                                        -------------------------------
                                                                            May 31,            May 31,
                                                                             2006               2005
                                                                        ---------------    ------------
REVENUES:
         Initial franchise fees                                         $             -    $      5,000
         Continuing franchise fees                                               64,250          76,250
         Sponsorship/advertising                                                 70,000          55,000
         Other                                                                   14,415          14,100
                                                                        ---------------    ------------
                                                                                148,665         150,350
                                                                        ---------------    ------------

OPERATING EXPENSES:
         Consulting                                                              54,000          51,150
         Team and post-season festival expenses                                     276           2,509
         Referee fees                                                            17,746          22,890
         Salaries                                                                14,950          12,285
         Travel and promotion                                                    16,831          14,046
         Depreciation                                                             1,298           1,298
         Other                                                                   29,560          39,870
                                                                        ---------------    ------------
                                                                                134,661         144,048
                                                                        ---------------    ------------

Income (loss) from operations                                                    14,004           6,302
                                                                        ---------------    ------------

OTHER INCOME (EXPENSES):
          Net gain (loss) from marketable equity securities                       5,885         (10,490)
          Interest expense                                                       (6,835)         (2,800)
          Interest and dividend income                                               81              18
                                                                        ---------------    ------------
                                                                                 (  869)        (13,272)
                                                                        ---------------    ------------

NET INCOME (LOSS)                                                       $        13,135    $     (6,970)
                                                                        ===============    ============


Earnings (loss) per common share:
         Basic                                                          $          0.00    $      (0.00)
                                                                        ---------------    ------------
         Diluted                                                        $          0.00    $      (0.00)
                                                                        ---------------    ------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
         Basic                                                                3,485,077       3,479,627
                                                                        ---------------    ------------
         Diluted                                                              4,590,756       3,479,627
                                                                        ---------------    ------------



See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------
                                   (Unaudited)
                                    ---------



                               Common Stock             Preferred Stock
                            ----------------------    ---------------------  Additional                              Total
                            Shares                    Shares                  Paid-in                   Treasury  Stockholders'
                            Outstanding    Amount     Outstanding   Amount    Capital       Deficit      Stock     Deficiency
                            ----------    --------    -----------  -------- -----------  ------------  ---------  ------------

Balance February 28, 2006    3,527,602    $ 35,276     1,105,679   $ 11,057  $2,671,929  $ (3,368,231)  $(42,454) $  (692,423)
Cancellation of Stock           (5,100)        (51)            -          -      (3,774)            -          -        3,825)
Net Income                                       -             -          -           -        13,135                  13,135
                            ----------    --------    -----------  --------  ----------  ------------  ---------  -----------
Balance May 31, 2006         3,522,502    $ 35,225     1,105,679   $ 11,057  $2,668,155  $ (3,355,096) $ (42,454) $  (683,113)
                            ==========    ========    ===========  ========  ==========  ============  =========  ===========


See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                                Three Months Ended
                                                                        --------------------------------
                                                                             May 31,            May 31,
                                                                              2006               2005
                                                                        -------------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (loss)                                              $       13,135        $  (6,970)
                                                                        --------------        ---------
         Adjustments to reconcile net income(loss) to
          net cash provided by operating activities:

                  Depreciation                                                   1,298            1,298
                  Non-cash compensation                                         (3,825)               -

                        Change in operating assets and liabilities:
                        Marketable equity securities                            (9,335)          28,399
                        Accounts payable and accrued expenses                   (2,151)         (11,111)
                        Credit card obligations                                  5,708                -
                                                                        --------------        ---------
                                                                                (8,305)          18,586
                                                                        --------------        ---------
         Net cash provided by operating activities                               4,830           11,616
                                                                        --------------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Loans from (Repayments to) related parties                             (9,284)           2,351
         Decrease in mortgage payable                                           (2,446)          (2,284)

                                                                        --------------        ---------
         Net cash provided by (used in) financing activities                   (11,730)              67
                                                                        --------------        ---------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                             (6,900)          11,683
CASH AND CASH EQUIVALENTS, beginning of period                                   5,517            2,770
                                                                        --------------        ---------
CASH AND CASH EQUIVALENTS, end of period                                $       (1,383)       $  14,453
                                                                        --------------        ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
               Interest paid                                            $        6,835        $   2,800
                                                                        --------------        ---------
               Income tax paid                                          $            -        $       -
                                                                        --------------        ---------

SCHEDULE OF NON-CASH TRANSACTION:
         Acquisition of marketable equity securities in exchange for
           increase in amount due to related party                      $            -        $  68,674
                                                                        --------------        ---------




See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         THREE MONTHS ENDED MAY 31, 2006
                         -------------------------------
                                   (Unaudited)


1.   Description of Business and Basis of Presentation:
     -------------------------------------------------

     United States Basketball League, Inc. ("USBL"), incorporated in Delaware on May 29, 1984 operates a professional summer basketball league through franchises located in the United States. Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. ("MCREH") owns a commercial building in Milford, Connecticut.

     At May 31, 2006, USBL and MCREH (collectively, the "Company") had negative working capital of $862,454, a stockholders' deficiency of $683,113, and accumulated losses of $3,355,096. This factor, as well as the Company's reliance on related parties (see Notes 5 and 8) create an uncertainty as to the USBL's ability to continue as a going concern.

     The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended May 31, 2006 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2007. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2006.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of USBL and MCREH. All significant intercompany accounts and transactions have been eliminated.

     Fair value disclosures - The carrying amounts of the Company's financial instruments, which consist of cash and cash equivalents, marketable equity securities, accounts payable and accrued expenses, credit card obligations, due to related parties and mortgage payable, approximate their fair value due to their short term nature or based upon values of comparable instruments.

     Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Marketable equity securities - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. Effective March 1, 2005, marketable equity securities with a fair value of $68,674 were transferred to the Company from its affiliate Meisenheimer Capital, Inc. ("MCI") in exchange for a $33,071 decrease in the amount due from MCI and a $35,603 increase in the amount due to MCI. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended May 31, 2006 and 2005 was $(5,264) and $(19,250), respectively.

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

     Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at May 31, 2006 was $200,000.

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

     Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $835,000) resulting from the net operating loss carryforward.

     As of May 31, 2006, the Company had a net operating loss carryforward of approximately $2,087,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 28, 2026.

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

     Advertising costs - Advertising costs are expensed as incurred.

     Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R), "Accounting for Stock-Based Compensation." No stock options were granted during 2006 and 2005 and none are outstanding at May 31, 2006.

     Earnings (loss) per share - SFAS No. 128, "Earnings Per Share", establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three months ended May 31, 2005 as the result would have been antidilutive.

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


3.   Property and Plant, Net

     Property and plant, net consists of:

                                          May 31,        February 28,
                                           2006            2006
                                        -----------      ----------
                                        (unaudited)

     Land                               $   121,253      $  121,253
     Building                               155,747         155,747
                                        -----------      ----------
     Total                                  277,000         277,000

     Accumulated depreciation               (15,528)       ( 14,230)
                                        -----------       ---------

     Property, net                      $   261,472      $  262,770
                                        ===========      ==========

     MCREH leases the property to USBL and to other tenants on a month-to-month basis. Rental income from the other tenants (which is included in other revenues in the consolidated statements of operations) for the three months ended May 31, 2006 and 2005 was $13,200 and $13,200, respectively.

4.   Credit Card Obligations

     USBL uses credit cards of related parties to pay for certain travel and promotion expenses.

     USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

5.   Due to Related Parties

     Due to related parties consists of:

                                                                         May 31,       February 28,
                                                                          2006            2006
                                                                      ------------     ------------
                                                                       Unaudited
Loans payable to Spectrum Associates, Inc. ("Spectrum"),
  a corporation controlled by the two officers of USBL,
  interest at 6%, due on demand                                       $    420,518      $   416,519
Loans payable to the two officers of USBL and their mother,
  interest at 6%, due on demand                                            247,297          256,076
Note payable to mother of the two officers of USBL,
  interest at 6%, due December 31, 2006                                     50,000           50,000
Due to MCI, due on demand                                                   31,545           36,049
                                                                      ------------      -----------
Total                                                                 $    749,360      $   758,644
                                                                      ============      ===========



     For the three months ended May 31, 2006 and 2005, certain interest due under these loans were waived by the respective lenders.


6.   Mortgage Payable

     The mortgage bears interest at 7.06% per annum, is payable in monthly installments of principal and interest of $1,362 through July 2008, and provides for a balloon payment of $69,373 in August 2008. The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:

     Year Ending February 28,
     ------------------------
     2007                                               $ 7,523
     2008                                                10,697
     2009                                                74,057
                                                        -------
     TOTAL                                              $92,277
                                                        =======


7.   Stockholders' Equity

     Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

8.   Related Party Transactions


     In the three months ended May 31, 2006 and 2005, USBL included in continuing franchise fees revenues from MCI of $45,000 and $45,000, respectively.

     In the three months ended May 31, 2006 and 2005, USBL received advertising revenues from Spectrum totaling $70,000 and $55,000, respectively.

     In the three months ended May 31, 2006 and 2005, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $12,000 and $12,000, respectively.

     In the three months ended May 31, 2006 and 2005, USBL included in consulting fees expenses to MCI of $45,000 and $45,000, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

     It is anticipated that the Company will continue to rely on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. The NBA has established a developmental basketball league known as the National Basketball Developmental League ("NBDL"). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits a NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL, it is unlikely that, at least for the present time, the Company can develop any meaningful relationship with the NBA.

THREE MONTHS ENDED MAY 31, 2006 AS COMPARED TO MAY 31, 2005

     Aggregate franchise fees decreased to $64,250 for the first quarter of 2006 from $81,250 in the first quarter of 2005. Sponsorship and advertising revenues totaled $70,000 during the first quarter of 2006 as compared to $55,000 in the first quarter of 2005. This was due to an increase in revenues from the Company's affiliate Spectrum Associates. Approximately $127,000 and $112,000 of the 2006 and 2005 first quarter revenues, respectively, were derived from various related parties.

     Operating expenses decreased from $144,048 for the three months ended May 31, 2005 to $134,661 for the three months ended May 31, 2006. Operating expenses for each of the periods included management fees of $45,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer. The decrease in operating expenses was primarily due to lower referee fees and other administrative costs.

     Interest expense increased to $6,835 in 2006, as compared to $2,800 in 2005. The increase is a result of higher interest on credit card obligations in 2006.

     Net income for the three months ended May 31, 2006 was $13,135 as compared to a $6,970 net loss for the three months ended May 31, 2005 due to a $16,375 improvement in performance from marketable equity securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a cash overdraft of $1,383 and a working capital deficit of $862,454 at May 31, 2006. The Company's statement of cash flows reflects cash provided by operations of $4,830, which results primarily from the $13,135 net income, offset partially by the $9,335 increase in marketable equity securities. Net cash used in financing activities was $11,730 in 2006 compared to net cash provided by financing activities of $67 in 2005, resulting primarily from the $9,284 repayment of loans due to related parties in 2006.

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

Item 3.    Controls and Procedures.

     Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2006 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                     PART II
                                OHER INFORMATION

Item 6.     Exhibits.

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

                                     UNITED STATES BASKETBALL LEAGUE, INC.


                                     By: /s/Daniel T. Meisenheimer, III
                                         -------------------------------
                                         Daniel T. Meisenheimer, III
                                         Chairman and President

                                     By: /s/Richard C. Meisenheimer
                                         -------------------------------
                                         Richard C. Meisenheimer
                                         Chief Financial Officer  and
                                         Director

Date:  July 24, 2006

                                  EXHIBIT INDEX


Exhibit No.:  Description:
-----------   -----------

31.1          Certification of principal executive officer

31.2          Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002