Form 10QSB
period 2006-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2006-10-27
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended August 31, 2006
                                                                ---------------

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

                         -------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of October 20, 2006, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

     Transitional Small Business Disclosure Format (check one):     Yes[ ] No[X]

                      UNITED STATES BASKETBALL LEAGUE, INC.
                                      INDEX


                                                                           PAGE
 PART I.      FINANCIAL INFORMATION                                        ----

Item 1.      UNAUDITED FINANCIAL STATEMENTS.

             Consolidated Balance Sheets - August 31, 2006
             and February 28, 2006...........................................3

             Consolidated Statements of Operations for the three and
             six months Ended August 31, 2006 and 2005.......................4

             Consolidated Statement of Stockholders'
             Deficiency......................................................5

             Consolidated Statements of Cash Flows for the three and
             six months ended August 31, 2006 and 2005 ......................6

             Notes to Consolidated Financial Statements .....................7

Item 2.      Management's Discussion and Analysis or Plan of Operation  ....12

Item 3.      Controls and Procedures .......................................13

PART II.     OTHER INFORMATION .............................................14

Item 6.      Exhibits   ....................................................14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS.

             UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
             ----------------------------------------------------

                CONSOLIDATED BALANCE SHEETS
                ---------------------------

                                                               August 31,        February 28,
ASSETS                                                           2006               2006
------                                                    -----------------   -----------------
                                                             (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                        $         3,117      $     5,517
         Marketable equity securities                              52,732           47,404
         Inventory                                                  8,573            8,573
         Prepaid expenses and other current assets                    600              600
                                                          -----------------    ----------------
Total current assets                                               65,022           62,094


PROPERTY AND PLANT, NET                                           260,174          262,770
                                                          -----------------    ----------------
Total assets                                              $       325,196      $   324,864
                                                          =================    ================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses            $        73,405      $    74,953
         Credit card obligations                                  105,726           88,967
         Due to related parties                                   781,980          758,644
         Current portion of mortgage payable                       10,146            9,969
                                                          -----------------    ----------------
Total current liabilities                                         971,257          932,533
Long-term portion of mortgage payable                              79,697           84,754
                                                          -----------------    ----------------
Total Liabilities                                               1,050,954        1,017,287
                                                          -----------------    ----------------
STOCKHOLDERS' DEFICIENCY
          Common stock, $0.01 par value; 30,000,000
            shares authorized; issued  and outstanding
            3,522,502 and 3,527,602, shares respectively           35,225           35,276
          Preferred stock,  $0.01 par value; 2,000,000
            shares authorized; 1,105,679 shares issued
            and outstanding                                        11,057           11,057
          Additional paid-in-capital                            2,668,155        2,671,929
          Deficit                                              (3,397,741)      (3,368,231)
Treasury stock, at cost; 39,975 shares                            (42,454)         (42,454)
                                                          -----------------    ----------------
Total stockholders' deficiency                                  (725,758)         (692,423)
                                                          -----------------    ----------------
Total liabilities and stockholders' deficiency            $      325,196       $    324,864
                                                          =================    ================

See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                              Three Months Ended                    Six Months Ended
                                                     ------------------------------------- ------------------------------------
                                                         August 31,         August 31,        August 31,        August 31,
                                                            2006               2005              2006              2005
                                                     ------------------- ----------------- ----------------- ------------------
REVENUES:
         Initial franchise fees                      $          -         $       -        $        -        $          5,000
         Continuing franchise fees                         40,000            66,250           104,250                 142,500
         Sponsorship/advertising                           57,500            25,000           127,500                  80,000
         Other                                             13,241            12,600            27,656                  26,700
                                                     ------------------- ----------------- ----------------- -----------------
                                                          110,741           103,850           259,406                 254,200
                                                     ------------------- ----------------- ----------------- ------------------
OPERATING EXPENSES:
         Consulting                                        49,000            52,650           103,000                 103,800
         Team and post-season festival expenses             1,215            17,919             1,491                  20,428
         Referee fees                                      27,795            24,770            45,541                  47,660
         Salaries                                          14,950            11,671            29,900                  23,956
         Travel and promotion                              29,741             3,756            46,572                  17,802
         Depreciation                                       1,298             1,298             2,596                   2,596
         Other                                             16,031            26,350            45,591                  66,220
                                                     ------------------- ----------------- ----------------- -----------------
                                                          140,030           138,414           274,691                 282,462
                                                     ------------------- ----------------- ----------------- -----------------
Income (loss) from operations                             (29,289)          (34,564)          (15,285)                (28,262)
                                                     ------------------- ----------------- ----------------- -----------------
OTHER INCOME (EXPENSES):
         Net gain (loss) from marketable equity
            securities                                    (7,141)            11,310            (1,256)                    820
         Interest expense                                 (6,222)            (2,886)          (13,057)                 (5,686)
         Interest and dividend income                          7                 12                88                      30

                                                     ------------------- ----------------- ----------------- -----------------
                                                         (13,356)             8,436           (14,225)                 (4,836)
                                                     ------------------- ----------------- ----------------- -----------------

NET INCOME (LOSS)                                    $   (42,645)          $(26,128)        $ (29,510)                (33,098)
                                                     =================== ================= ================= =================
Earnings (loss) per common share:
         Basic                                       $      (.01)          $   (.01)        $    (.01)                   (.01)
                                                     ------------------- ----------------- ----------------- -----------------
         Diluted                                     $      (.01)          $   (.01)        $    (.01)                   (.01)
                                                     ------------------- ----------------- ----------------- -----------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
         Basic                                         3,482,527          3,483,627         3,483,802               3,481,627
                                                     ------------------- ----------------- ----------------- ------------------

         Diluted                                       4,588,206          4,589,306         4,589,481               4,587,306
                                                     ------------------- ----------------- ----------------- ------------------



See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------
                                   (Unaudited)
                                   -----------

                               Common Stock           Preferred Stock
                          ----------------------  ----------------------
                                                                          Additional                            Total
                          Shares                  Shares                   Paid-in                 Treasury  Stockholders'
                          Outstanding    Amount   Outstanding   Amount     Capital      Deficit      Stock    Deficiency
                          -----------   --------  ------------ ---------  ---------- ------------ ---------- ------------
Balance February 28, 2006   3,527,602   $ 35,276    1,105,679   $ 11,057 $2,671,929  $(3,368,231) $ (42,454) $  (692,423)
Cancellation of Stock          (5,100)       (51)           -          -     (3,774)           -          -       (3,825)
Net Income                                     -            -          -          -       13,135                  13,135
                          -----------   --------  ------------ --------- ----------  -----------  ---------- ------------
Balance May 31, 2006        3,522,502   $ 35,225    1,105,679   $ 11,057 $2,668,155  $(3,355,096) $ (42,454) $  (683,113)

Net loss                            -          -            -          -          -      (42,645)         -      (42,645)
                          -----------   --------  ------------ --------- ----------  -----------  ---------- ------------

Balance August 31, 2006     3,522,502   $ 35,225    1,105,679   $ 11,057 $2,668,155  $(3,397,741) $ (42,454) $  (725,758)
                          ===========   ========  ============ ========= ==========  ===========  ========== ============




See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                        ----------------------------------------------------
                                                                              August 31,                    August 31,
                                                                                2006                           2005
                                                                        ----------------------        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (loss)                                                 $      (29,510)               $       (33,098)
                                                                        ----------------------        ----------------------
      Adjustments to reconcile net income(loss) to
        net cash provided by operating activities:
          Depreciation                                                           2,596                          2,596
          Non-cash compensation                                                 (3,825)                         6,000
          Change in operating assets and liabilities:
            Marketable equity securities                                        (5,328)                       (12,063)
            Accounts payable and accrued expenses                               (1,548)                       (41,750)
            Credit card obligations                                             16,759                              -
                                                                        ----------------------        ----------------------
                                                                                 8,654                        (21,091)
                                                                        ----------------------        ----------------------
      Net cash used in operating activities                                    (20,856)                       (54,189)
                                                                        ----------------------        ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans from (Repayments to) related parties                                23,336                         60,180
      Decrease in mortgage payable                                              (4,880)                        (4,548)
                                                                        ----------------------        ----------------------
      Net cash provided by financing activities                                 18,456                         55,632
                                                                        ----------------------        ----------------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                             (2,400)                         1,443

CASH AND CASH EQUIVALENTS, beginning of period                                   5,517                          2,770
                                                                        ----------------------        ----------------------
CASH AND CASH EQUIVALENTS, end of period                                $        3,117                          4,213
                                                                        ----------------------        ----------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid                                                     $       13,057                $         5,686
                                                                        ----------------------        ----------------------
      Income tax paid                                                   $            -                $             -
                                                                        ----------------------        ----------------------
SCHEDULE OF NON-CASH TRANSACTION:
      Acquisition of marketable equity securities in exchange for
        increase in amount due to related party                         $            -                $        68,674
                                                                        ----------------------        ----------------------

See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        SIX MONTHS ENDED AUGUST 31, 2006
                        --------------------------------
                                   (Unaudited)


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

     At August 31, 2006, USBL and MCREH (collectively, the "Company") had negative working capital of $906,235, a stockholders' deficiency of $725,758, and accumulated losses of $3,397,741. This factor, as well as the Company's reliance on related parties (see Notes 5 and 8), create an uncertainty as to the USBL's ability to continue as a going concern.

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2006 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2007. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2006.

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

     Marketable equity securities - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. Effective March 1, 2005, marketable equity securities with a fair value of $68,674 were transferred to the Company from its affiliate Meisenheimer Capital, Inc. ("MCI") in exchange for a $33,071 decrease in the amount due from MCI and a $35,603 increase in the amount due to MCI. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months and six months ended August 31, 2006 was $(7,559) and $(12,823), respectively.

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

     Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at August 31, 2006 was $200,000.

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

     Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $852,000) resulting from the net operating loss carryforward.

     As of August 31, 2006, the Company had a net operating loss carryforward of approximately $2,130,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 28, 2026.

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

     Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R), "Accounting for Stock-Based Compensation." No stock options were granted during 2006 and 2005 and none are outstanding at August 31, 2006.

     Earnings (loss) per share - SFAS No. 128, "Earnings Per Share", establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2006 and 2005 as the result would have been antidilutive.

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


3.   Property and Plant, Net

     Property and plant, net consists of:



                                        August 31,      February 28,
                                          2006             2006
                                       -----------      -----------
                                       (unaudited)

        Land                            $  121,253      $  121,253
        Building                           155,747         155,747
                                        ----------      ----------
        Total                              277,000         277,000

        Accumulated depreciation           (16,826)        (14,230)
                                        ----------      ----------
        Property, net                   $  260,174      $  262,770
                                        ==========      ==========

     MCREH leases the property to USBL and to other tenants on a month-to-month basis. Rental income from the other tenants (which is included in other revenues in the consolidated statements of operations) for the six months ended August 31, 2006 and 2005 was $26,400 and $25,800, respectively.

4.   Credit Card Obligations

     USBL uses credit cards of related parties to pay for certain travel and promotion expenses.

     USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

5.   Due to Related Parties

     Due to related parties consists of:

                                                                     August 31,   February 28,
                                                                        2006          2006
                                                                   ------------- -------------
                                                                     Unaudited
     Loans payable to Spectrum Associates, Inc. ("Spectrum"),
       a corporation controlled by the two officers of USBL,
       interest at 6%, due on demand                                    $424,518      $416,519
     Loans payable to the two officers of USBL and their mother,
       interest at 6%, due on demand                                     262,877       256,076
     Note payable to mother of the two officers of USBL,
       interest at 6%, due December 31, 2006                              50,000        50,000
     Due to MCI, due on demand                                            44,585        36,049
                                                                   ------------- -------------
     Total                                                              $781,980      $758,644
                                                                   ============= =============

     For the six months ended August 31, 2006 and 2005, certain interest due under these loans were waived by the respective lenders.


6.   Mortgage Payable


     The mortgage bears interest at 7.06% per annum, is payable in monthly installments of principal and interest of $1,362 through July 2008, and provides for a balloon payment of $69,373 in August 2008. The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:

         Year Ending February 28,
         ------------------------

         2007                        $   5,089
         2008                           10,697
         2009                           74,057
                                        ------
         TOTAL                       $  89,843
                                        ======

7.   Stockholders' Equity

     Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

8.   Related Party Transactions

     In the six months ended August 31, 2006 and 2005, USBL included in continuing franchise fees revenues from MCI of $75,000 and $75,000, respectively.

     In the six months ended August 31, 2006 and 2005, USBL received advertising revenues from Spectrum totaling $127,500 and $80,000, respectively.

     In the six months ended August 31, 2006 and 2005, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $26,400 and $25,800, respectively.

     In the six months ended August 31, 2006 and 2005, USBL included in consulting fees expenses to MCI of $90,000 and $90,000, respectively.

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

THREE MONTHS ENDED AUGUST 31, 2006 AS COMPARED TO AUGUST 31, 2005

     Franchise fees revenues decreased $26,250 from $66,250 in 2005 to $40,000 in 2006. Franchise fees of $30,000 were received from MCI in both years, but third party franchise fees decreased from $36,250 in 2005 to $10,000 in 2006.

     Sponsorship and advertising revenues increased $32,500 from $25,000 in 2005 to $57,500 in 2006. In both years, all sponsorship and advertising revenues were received from the Company's affiliate Spectrum Associates.

     Operating expenses increased $1,616 from $138,414 in 2005 to $140,030 in 2006.

     Net loss  increased  $16,517  from  $26,128 in 2005 to $42,645 in 2006. The increase in the loss was due to a $18,451 poorer investment performance from the Company's marketable securities in 2006 compared to 2005, offset partially by other factors.

SIX MONTHS ENDED AUGUST 31, 2006 AS COMPARED TO AUGUST 31, 2005

     Aggregate franchise fees decreased to $104,250 for the first six months of 2006 from $147,500 for the first six months of 2005. Sponsorship and advertising revenues totaled $127,500 during the first six months of 2006 as compared to $80,000 in the first six months of 2005. This was due to an increase in revenues from the Company's affiliate Spectrum Associates. Approximately $228,900 and $180,800 of the 2006 and 2005 revenues, respectively, were derived from various related parties.

     Operating expenses decreased from $282,462 for the six months ended August 31, 2005 to $274,691 for the six months ended August 31, 2006. Operating expenses for each of the periods included management fees of $90,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer.

     Interest expense increased to $13,057 in 2006, as compared to $5,686 in 2005. The increase is a result of higher interest on credit card obligations in 2006.

     Net loss for the six months ended August 31, 2006 was $29,510 as compared to a $33,098 net loss for the six months ended August 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash of $3,117 and a working capital deficit of $906,235 at August 31, 2006. The Company's statement of cash flows reflects cash used in operations of $20,856, which results primarily from the $29,510 net loss, offset partially by changes in operating assets and liabilities. Net cash provided by financing activities was $18,456 in 2006.

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

ITEM 3.           CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2006 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits.

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



                                         UNITED STATES BASKETBALL LEAGUE,
                                         INC.


                                         By:/s/Daniel T. Meisenheimer
                                            -----------------------------
                                            Daniel T. Meisenheimer III
                                            Chairman and President

                                         By:/s/Richard C. Meisenheimer
                                            -----------------------------
                                            Richard C. Meisenheimer
                                            Chief Financial Officer and
                                             Director

Date:  October 27, 2006

                                  EXHIBIT INDEX



Exhibit No.:      Description:
------------      ------------
31.1              Certification of principal executive officer

31.2              Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002