Form 10QSB
period 2006-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2007-01-22
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended November 30, 2006
                                                              -----------------

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


                    -----------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 29, 2006, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

         Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                      UNITED STATES BASKETBALL LEAGUE, INC.
                                      INDEX


                                                                            PAGE
 PART I.   FINANCIAL INFORMATION                                            ----

Item 1.   UNAUDITED FINANCIAL STATEMENTS.

          Consolidated Balance Sheets - November 30, 2006
          and February 28, 2006...............................................3

          Consolidated Statements of Operations for the three and
          nine months ended November 30, 2006 and 2005........................4

          Consolidated Statement of Stockholders'
          Deficiency..........................................................5

          Consolidated Statements of Cash Flows for the
          nine months ended November 30, 2006 and 2005 .......................6

          Notes to Consolidated Financial Statements .........................7

Item 2.   Management's Discussion and Analysis or Plan of Operation  ........11

Item 3.   Controls and Procedures ...........................................12

PART II.  OTHER INFORMATION .................................................13

Item 6.   Exhibits   ........................................................13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS.


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                               November 30,                  February 28,
ASSETS                                                             2006                          2006
------
                                                           ----------------------        ----------------------
                                                               (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                         $         7,985               $         5,517
         Marketable equity securities                               42,113                        47,404
         Inventory                                                   8,573                         8,573
         Prepaid expenses and other current assets                     600                           600
                                                           ----------------------        ----------------------
Total current assets                                                59,271                        62,094


PROPERTY AND PLANT, NET                                            258,876                       262,770
                                                           ----------------------        ----------------------
Total assets                                               $       318,147               $       324,864
                                                           ======================        ======================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses             $        53,877               $        74,953
         Judgment reserve                                          150,000                             -
         Credit card obligations                                   109,267                        88,967
         Due to related parties                                    781,963                       758,644
         Current portion of mortgage payable                        10,146                         9,969
                                                           ----------------------        ----------------------

Total current liabilities                                        1,105,253                       932,533
Long-term portion of mortgage payable                               77,218                        84,754
                                                           ----------------------        ----------------------
Total Liabilities                                                1,182,471                     1,017,287
                                                           ----------------------        ----------------------
STOCKHOLDERS' DEFICIENCY
          Common stock, $0.01 par value; 30,000,000
            shares authorized; issued  and outstanding
            3,522,502 and 3,527,602, shares respectively            35,225                        35,276
          Preferred stock,  $0.01 par value; 2,000,000
            shares authorized; 1,105,679 shares issued
            and outstanding                                         11,057                        11,057
          Additional paid-in-capital                             2,668,155                     2,671,929
          Deficit                                               (3,536,307)                   (3,368,231)
          Treasury stock, at cost; 39,975 shares                   (42,454)                      (42,454)
                                                           ----------------------        ----------------------
Total stockholders' deficiency                                    (864,324)                     (692,423)
                                                           ----------------------        ----------------------
Total liabilities and stockholders' deficiency             $       318,147               $       324,864
                                                           ======================        ======================


See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                            ----------------------------------- -------------------------------
                                                               November 30,      November 30,     November 30,   November 30,
                                                                   2006             2005              2006           2005
                                                            ----------------- ----------------- -------------------------------
REVENUES:
         Initial franchise fees                             $          -      $          -        $               $     5,000
         Continuing franchise fees                                 5,000            26,250           109,250          168,750
         Sponsorship/advertising                                  61,000            25,000           188,500          105,000
         Other                                                    16,274            13,200            43,930           39,900
                                                            ----------------- ----------------- ----------------  -------------
                                                                  82,274            64,450           341,680          318,650
                                                            ----------------- ----------------- ----------------  -------------

OPERATING EXPENSES:
         Judgment reserve                                        150,000                 -           150,000                -
         Consulting                                                2,850             9,400           105,850          113,200
         Team and post-season festival expenses                        -               222             1,491           20,650
         Referee fees                                                600               450            46,141           48,110
         Salaries                                                 14,950            11,469            44,850           35,425
         Travel and promotion                                     14,659            20,219            61,231           38,021
         Depreciation                                              1,298             1,298             3,894            3,894
         Other                                                    16,236            18,244            61,827           84,464
                                                            ----------------- ----------------- ----------------  -------------
                                                                 200,593            61,302           475,284          343,764
                                                            ----------------- ----------------- ----------------  -------------
Income (loss) from operations                                   (118,319)            3,148          (133,604)         (25,114)
                                                            ----------------- ----------------- ----------------  -------------

OTHER INCOME (EXPENSES):
          Net gain (loss) from marketable equity securities      (10,621)          (14,070)          (11,877)         (13,250)
          Interest expense                                        (9,635)           (4,561)          (22,692)         (10,247)
          Interest and dividend income                                 9                 6                97               36
                                                            ----------------- ----------------- ----------------  -------------
                                                                 (20,247)          (18,625)          (34,472)         (23,461)
                                                            ----------------- ----------------- ----------------  -------------
NET INCOME (LOSS)                                           $   (138,566)     $    (15,477)     $   (168,076)     $   (48,575)
                                                            ================= ================= ================  =============

Earnings (loss) per common share:
         Basic                                              $       (.04)     $       (.00)     $       (.05)     $      (.01)
                                                            ----------------- ----------------- ----------------- -------------
         Diluted                                            $       (.04)     $       (.00)     $       (.05)     $      (.01)
                                                            ----------------- ----------------- ----------------- -------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
         Basic                                                  3,482,527        3,487,627         3,483,377        3,483,627
                                                            ----------------- ----------------- ----------------- -------------
         Diluted                                                4,588,206        4,593,306         4,589,056        4,589,306
                                                            ----------------- ----------------- ----------------- -------------


See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------
                                   (Unaudited)
                                    ---------

                               Common Stock            Preferred Stock
                            ----------------------  ---------------------   Additional                           Total
                            Shares                  Shares                   Paid-in                 Treasury  Stockholders'
                            Outstanding    Amount   Outstanding   Amount     Capital      Deficit      Stock    Deficiency
                            -----------   --------  -----------  --------   ----------  -----------  --------  -----------
Balance February 28, 2006     3,527,602   $ 35,276    1,105,679  $ 11,057   $2,671,929  $(3,368,231) $(42,454) $ (692,423)
Cancellation of Stock            (5,100)       (51)           -         -       (3,774)           -        -       (3,825)
Net loss                              -          -            -         -            -     (168,076)       -     (168,076)
                            -----------   --------  -----------  --------   ----------  -----------  --------  -----------
Balance November 30, 2006     3,522,502   $ 35,225    1,105,679  $ 11,057   $2,668,155  $(3,536,307) $(42,454) $ (864,324)
                            ===========   ========  ===========  ========   ==========  ===========  ========= ===========



See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                            November 30,                 November 30,
                                                                                2006                         2005
                                                                                ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                  $(168,076)                   $ (48,575)
         Adjustments to reconcile net income(loss) to
            net cash provided by (used in) operating activities:
                  Depreciation                                                  3,894                        3,894
                  Judgment payable reserve                                    150,000                            -
                  Shares issued for services                                        -                        6,000
                  Non-cash compensation                                        (3,825)                           -

                   Change in operating assets and liabilities:
                       Marketable equity securities                            5,291                        23,672
                       Accounts payable and accrued expenses
                                                                              (21,076)                     (67,487)
                       Credit card obligations                                 20,300                            -
                                                                        ----------------------       ----------------------
         Net cash used in operating activities                                (13,492)                     (82,496)
                                                                        ----------------------       ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Loans from (repayments to) related parties                            23,319                       98,735
         Decrease in mortgage payable                                          (7,359)                      (6,707)
                                                                        ----------------------       ----------------------

         Net cash provided by financing activities                             15,960                       92,028
                                                                        ----------------------       ----------------------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                             2,468                        9,532

CASH AND CASH EQUIVALENTS, beginning of period                                  5,517                        2,770
                                                                        ----------------------       ----------------------
CASH AND CASH EQUIVALENTS, end of period                                $       7,985                $      12,302
                                                                        ======================       ======================
SCHEDULE OF NON-CASH TRANSACTION:
         Acquisition of marketable equity securities in exchange for
           increase in amount due to related party                      $           -                $      68,674


See notes to consolidated financial statements.


--------------------------------------------------------------------------------

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       NINE MONTHS ENDED NOVEMBER 30, 2006
                       -----------------------------------
                                   (Unaudited)


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

     At November 30, 2006, USBL and MCREH (collectively, the "Company") had negative working capital of $1,045,982, a stockholders' deficiency of $864,324 and accumulated losses of $3,536,307. This factor, as well as the Company's reliance on related parties (see Notes 6 and 9), create an uncertainty as to the USBL's ability to continue as a going concern.

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the nine-month period ended November 30, 2006 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2007. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2006.

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

     Marketable equity securities - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. Effective March 1, 2005, marketable equity securities with a fair value of $68,674 were transferred to the Company from its affiliate Meisenheimer Capital, Inc. ("MCI") in exchange for a $33,071 decrease in the amount due from MCI and a $35,603 increase in the amount due to MCI. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months and nine months ended November 30, 2006 was $(10,621) and $(23,444), respectively.

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

     Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at November 30, 2006 was $200,000.

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

     Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $907,000) resulting from the net operating loss carryforward.

     As of November 30, 2006, the Company had a net operating loss carryforward of approximately $2,268,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 28, 2027.

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

     Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R), "Accounting for Stock-Based Compensation." No stock options were granted during 2006 and 2005 and none are outstanding at November 30, 2006.

     Earnings (loss) per share - SFAS No. 128, "Earnings Per Share", establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for all periods presented as the result would have been antidilutive.

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


3.   Property and Plant, Net
     -----------------------

     Property and plant, net consists of:


                                 November 30,    February 28,
                                    2006            2006
                               --------------   ------------
                                (unaudited)

     Land                      $      121,253   $    121,253
     Building                         155,747        155,747
                               --------------   ------------
     Total                            277,000        277,000

     Accumulated depreciation         (18,124)      ( 14,230)
                               --------------   ------------

     Property, net             $      258,876   $    262,770
                               ==============   ============

     MCREH leases the property to USBL and to other tenants on a month-to-month basis. Rental income from the other tenants (which is included in other revenues in the consolidated statements of operations) for the nine months ended November 30, 2006 and 2005 was $42,600 and $39,000, respectively.

4.   Judgment Payable
     ----------------

     In December 2006, the Company learned that Lexcar, LLC was granted a default judgment against the Company on May 9, 2006 in the amount of $186,378 in an action pending in the United States District Court for the Southern District of New York. The action alleged that the Company failed to make a payment due of $25,000 and failed to repurchase the Westchester Wildlife franchise for $150,000.

     The Company has not yet retained counsel in this matter and the amount of the ultimate loss is not determinable with certainty at this time. However, the Company recorded a judgment reserve expense and related judgment reserve liability in the amount of $150,000 in the three months ended November 30, 2006 to provide a reserve for the ultimate resolution of the litigation.

5.   Credit Card Obligations
     -----------------------

     USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

6.   Due to Related Parties
     ----------------------

     Due to related parties consists of:

                                                                      November 30,       February 28,
                                                                         2006               2006
                                                                     -------------     --------------
                                                                       Unaudited
     Loans payable to Spectrum Associates, Inc. ("Spectrum"),
       a corporation controlled by the two officers of USBL,
       interest at 6%, due on demand                                   $428,920            $416,519
     Loans payable to the two officers of USBL and their mother,
       interest at 6%, due on demand                                    261,028             256,076
     Note payable to mother of the two officers of USBL,
       interest at 6%, due December 31, 2006 (in December 2006,
       maturity was extended to December 31, 2011)                       50,000              50,000
     Due to MCI, due on demand                                           42,015              36,049
                                                                     -------------     --------------

     Total                                                             $781,963            $758,644
                                                                     =============     ==============

     For the nine months ended November 30, 2006 and 2005, certain interest due under these loans were waived by the respective lenders.


7.   Mortgage Payable
     ----------------

     The mortgage bears interest at 7.06% per annum, is payable in monthly installments of principal and interest of $1,362 through July 2008, and provides for a balloon payment of $69,373 in August 2008. The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:

     Year Ending February 28,
     ------------------------
         2007                   $   2,610
         2008                      10,697
         2009                      74,057
                                ---------

         TOTAL                  $  87,364
                                =========

8.   Stockholders' Equity
     --------------------

     Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.   Related Party Transactions
     --------------------------

     In the nine months ended November 30, 2006 and 2005, USBL included in continuing franchise fees revenues from MCI of $75,000 and $75,000 respectively.

     In the nine  months  ended  November  30,  2006  and  2005,  USBL  received
     advertising   revenues  from  Spectrum   totaling  $188,500  and  $105,000,
     respectively.

     In the nine months ended November 30, 2006 and 2005, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $42,600 and $39,000, respectively.

     In the nine months ended November 30, 2006 and 2005, USBL included in consulting fees expenses to MCI of $90,000 and $90,000 respectively.


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

THREE MONTHS ENDED NOVEMBER 30, 2006 AS COMPARED TO NOVEMBER 30, 2005

     Franchise fees revenues decreased $21,250 from $26,250 in 2005 to $5,000 in 2006. This decrease is directly related to the failure of the individual franchises to pay their franchise fees to the Company. The franchises are generating lower revenues due to poor attendance at games and therefore can not pay their annual royalty fees to the Company. As a result, the Company anticipates that the franchise fees will continue to be uncollectible from the franchises in the foreseeable future.

     Sponsorship and advertising revenues increased $36,000 from $25,000 in 2005 to $61,000 in 2006. In both years, all sponsorship and advertising revenues were received from the Company's affiliate Spectrum Associates.

     Operating expenses increased $139,291 from $61,302 in 2005 to $200,593 in 2006. This increase was due to the $150,000 judgment reserve expense recorded to provide for the ultimate resolution of the litigation described in Note 4 and
Item 1 of Part II.

     Net loss  increased  $123,089 from $15,477 in 2005 to $138,566 in 2006. The increase is due primarily to the $150,000 judgment reserve expense in 2006, offset partially by $17,824 higher revenues and $10,709 lower other operating expenses in 2006.

NINE MONTHS ENDED NOVEMBER 30, 2006 AS COMPARED TO NOVEMBER 30, 2005

     Aggregate franchise fees decreased to $109,250 for the first nine months of 2006 from $173,750 for the first nine months of 2005. Franchise fees of $75,000 were received from MCI in both years, but third party franchise fees decreased from $98,750 in 2005 to $34,250 in 2006. The decrease in franchise fees is primarily due to the financial instability of the individual franchises constituting the League as a result of poor attendance at the games and the resultant inability of the franchisees to pay the Company the royalty fees owed by them. Sponsorship and advertising revenues totaled $188,500 during the first nine months of 2006 as compared to $105,000 in the first nine months of 2005. In both years all sponsorship and advertising revenues were received from the Company's affiliate Spectrum Associates. $306,100 and $219,000 of the 2006 and 2005 revenues, respectively, were derived from various related parties.

     Operating expenses increased $131,520 from $343,764 in 2005 to $475,284 in 2006, primarily due to the $150,000 judgment reserve expense recorded in 2006. Operating expenses for each of the periods included management fees of $90,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer.

     Interest expense increased to $22,692 in 2006, as compared to $10,247 in 2005. The increase is a result of higher interest on credit card obligations in 2006.

     Net loss  increased  $119,501 from $48,575 in 2005 to $168,076 in 2006. The increase is due primarily to the $150,000 judgment reserve expense in 2006 and the $64,500 decrease in franchise fee revenues, offset by the $83,500 increase in advertising revenues and the $18,480 decrease in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash of $7,985 and a working capital deficit of $1,045,982 at November 30, 2006. The Company's statement of cash flows reflects cash used in operations of $13,492 in 2006, which results primarily from the $18,076 net loss, offset partially by depreciation of $3,894. Net cash provided by financing activities was $15,960 in 2006.

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

     As discussed under the heading "Legal Proceedings" below, on May 9, 2006, a default judgment in the aggregate amount of $186,377.79 was entered against the Company in favor of Lexcar, LLC, a Delaware limited liability company. The Company does not have the funds to pay this judgment and may be forced to seek protection under the United States Bankruptcy laws.

ITEM 3.  CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2006 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures were not effective as we failed to disclose the commencement of the legal proceeding giving rise to the default judgment referred to below. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

     On May 9, 2006, Lexcar, LLC was granted a default judgment against the Company in an action known as Lexcar, LLC, a Delaware Limited Liability Company,
                              --------------------------------------------------
D/B/A The Westchester  Wildfire v. United States  Basketball  League,  Inc. (the
---------------------------------------------------------------------------
"Action"), which is pending in the United States District Court for the Southern District of New York. The Action alleged that: (i) the Company failed to make a payment due of $25,000, and (ii) the Company defaulted on its obligation to repurchase a franchise from the plaintiff. The default judgment in the aggregate amount of $186,377.79 included the amount of the claim with interest thereon at 8%, plus attorney's fees, costs and disbursements. The default judgment remains outstanding to date.

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


                                   UNITED STATES BASKETBALL LEAGUE, INC.


                                   By: /s/Daniel T. Meisenheimer, III
                                      ----------------------------------
                                       Daniel T. Meisenheimer, III
                                       Chairman and President

                                   By: /s/Richard C. Meisenheimer
                                      ----------------------------------
                                       Richard C. Meisenheimer
                                       Chief Financial Officer and
                                       Director


Date:  January 22, 2007

                                  EXHIBIT INDEX


Exhibit No.:   Description:
-----------    -----------


31.1           Certification of principal executive officer

31.2           Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002