Form 10KSB
period 2007-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2007-06-13
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
                             450 FIFTH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                                    For the fiscal year ended February 28, 2007

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

                          Common Stock - $.01 par value

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Securities Exchange Act. [ ]

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year: $413,580.

     As of May 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $364,660.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     The number of shares of the registrant's common stock outstanding as of May 31, 2006 was 3,482,527 shares. The number of shares of the registrant's preferred stock outstanding as of May 31, 2006 was 1,105,679 shares.

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

     Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations. For the 1999 season (ending in August, 1999) we had thirteen active franchises and two inactive franchises. After the 1999 season, two franchises were canceled for their failure to meet franchise obligations. For our 2000 season, which began in May, 2000, we had eleven active franchises. For the 2001 season, which began on May 30 and ended on July 1, 2001, we had ten active franchises. One franchise active during the 2001 season was terminated for failure to pay its annual franchise fees. For the 2002 season, we had ten active franchises. For the 2003 season we had nine active franchises and two inactive franchises which were current in paying their franchise fees. These two inactive franchises were activated for the 2004 season which began in April 2004 for a total of eleven teams for that season. We now have six active franchises and one franchise (Brevard Blue Ducks) dormant for the 2007 season.

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

     Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high in the 1999 season of 13 franchises. The current active franchises, divided into the Eastern and Midwest Divisions, are located in Dodge City, Kansas (the Dodge City Legend); Enid, Oklahoma (the Oklahoma Storm); Salina, Kansas (the Kansas Cagerz); Brooklyn, New York (the Brooklyn Kings); Long Island, New York (Long Island Primetime) and Gary, Indiana (the Gary Steelheads). The Melbourne, Florida team (Brevard Blue Ducks) is dormant for the 2007 season. In addition, MCI owns two inactive franchises which pay annual royalty fees, and Spectrum Associates owns one.

     At the present time we are offering franchises for $200,000. Our most recent sale was in 2007 at a price of $50,000, $10,000 as a down payment and the balance was to be paid over two years. We have been unable to receive more than $50,000 for a down payment on expansion teams and we require dues be paid prior to the year-end. This does not always allow us to receive all of the installments due on time. We therefore work with our franchisees to allow them to meet their local market obligations and carry their balance with the League until they can make payments. This is in the best interest of the USBL and its teams. The stronger the teams are in their markets the stronger the League becomes.

     Since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $300,000. The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises. Because historically most of the franchises have not operated profitably, the asking price has been negotiated and in addition we have extended highly favorable installment plans. Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated. Based on the uncertainty of collecting franchise fees, we record those revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Discussions are now being held for new expansion teams for 2008, with a limit of 12 teams for the 2008 season.

     We utilize a standard franchise agreement which is on file in the various states where we offer our franchises. Under this standard franchise agreement, the term of the franchise is for ten (10) years with a right to renew for a similar period. In addition to the initial purchase price of the franchises, franchisees are required to pay an annual royalty fee ranging from $20,000 to $25,000 per year. Currently two of the six active franchises are current in their payment of annual royalty fees. One franchise was terminated for failure to pay franchise fees and the remaining franchises all owe approximately $10,000. The franchise agreement affords us the right to terminate these franchises for failure to pay the annual royalty fee, but in an effort to maintain the continuity of the League we have elected not to do so in certain instances. In addition and because of our desire to have the League expand, historically, we have from time to time adjusted annual royalty fees in certain situations where the individual franchise has not been operating profitably. Currently there have been no adjustments for the annual royalty fees due us. Our franchise agreement also entitles us to receive television revenues on a sharing basis with the teams in connection with the broadcasting of regional or national games. While in the past we have broadcasted on a regional basis, we have not received any significant revenues. We are also entitled to receive a percentage from the sale of team and league merchandise which is directly sold by us, primarily over the Internet. Revenues earned by us from merchandise has also been insignificant. Revenues from the sale by a team of its own merchandise are retained by the selling team. These sales have contributed to the individual team's revenues.

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

     From the inception of the League, USBL has generally operated at a loss. This has been due to the poor sale of franchises and the inability of most of the franchises to generate sufficient revenues to pay their respective annual royalty fees. Because of the poor historical record, we have been dependent on loans from the principals and their affiliated companies to defray the cost of operations. See "Item 12 - Certain Relationships and Related Transactions." Additionally and because of our poor performance for at least the last four years, our auditors have rendered qualified opinions based on their concerns as to our ability to continue as a going concern. For Fiscal 1999 (the 1998 season), gross attendance for the entire League was 153,115 attendees, which represented an average of 981 attendees per game. The gross attendance for Fiscal 2000 (the 1999 season) was 162,962-1,044 attendees per game, which represented approximately a 6 1/2% increase over the previous year. For the fiscal year which ended February 28, 2001 (the 2000 season), attendance for our entire season was 248,222 gross attendees - 1,513 attendees per game. This represented a 52% increase over Fiscal 2000. For our 2001 season, attendance was only 225,791-1,446 attendees per game, a decline from the prior season. For the 2002 season our attendance was 251,853-1,679 attendees per game. This represented a 10% increase over the prior year. For the 2003 season, attendance was 173,351- 1,536 attendees per game. For the 2004 season, attendance was 171,386 - 1,038 attendees per game, a decline from the prior season due to less marketing and the league mid-season took over a team and ran it with no advertising or promotions. For the 2005 season the attendance was 165,000 - 1,024 attendees per game. For the 2006 season attendance was 89,315 - 940 attendees per game. We believe that the decrease in attendance will have very little effect on the future growth of the League.

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

d) Future Plans

     We have, as an ultimate goal, the establishment of at least forty (40) franchises throughout the United States, consisting of ten (10) teams in four regional divisions. This would result in regional play-off games and then a final championship series. We have been attempting to develop a formal association with the National Basketball Association ("NBA"). During fiscal 1998, the NBA selected us to handle a pre-draft camp for the Korean Basketball League for which we received a nominal fee. We believe that a formal association with the NBA would enhance the value of our franchises and attract more significant gate attendance, but there can be no assurances that we will ever be able to develop a formal working relationship. Currently, the NBA has its own development league, the NBDL. The NBDL competes against the reformed Continental Basketball Association. Neither of these leagues competes with the USBL's season. Notwithstanding the lack of a formal relationship, the NBA is well aware that USBL represents a potential pool of qualified players. We will continue to pursue a more formal relationship with the NBA.

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


Item 2.           Description of Property.

     Meisenheimer Capital Real Estate Holdings Inc. ("MCRE"), a wholly owned subsidiary of USBL, owns the property at 46 Quirk Road, Milford, Connecticut. Such property consists of three-quarters of an acre of real property and an office building of approximately 6,000 square feet. USBL maintains its offices along with other tenants at the building. The rental income from the other two tenants is sufficient to pay the monthly mortgage payments. The balance on the mortgage currently amounts to approximately $84,000.

Item  3.          Legal Proceedings.

     In December 2006, the Company learned that Lexcar, LLC was granted a default judgment against USBL on May 9, 2006 in the amount of $186,378 in an action pending in the United States District Court for the Southern District of New York. The action alleged that USBL breached its agreement with Lexcar by failing to make a payment due of $25,000 and by failing to repurchase the Westchester Wildfire franchise for $150,000.

     The Company has retained counsel in this matter, but the amount of the ultimate loss is not determinable with certainty at this time. However, the Company recorded a judgment reserve expense and related judgment reserve liability in the amount of $150,000 in the year ended February 28, 2007 to provide a reserve for the ultimate resolution of the litigation.

Item  4. Submission of Matters to a Vote Of Security Holders.

     None.


                                    Part II


Item  5. Market for Common Equity and Related Stockholder Matters.

     The Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "USBL". The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company's fiscal years ended February 28, 2006 and February 28, 2007.

                                                         Fiscal 2006
                                                         Closing Bid

                                                     High            Low
First Quarter Ended 5/31/05                         $1.40           $1.25
Second Quarter Ended 8/31/05                        $1.50           $1.25
Third Quarter Ended 11/30/05                        $1.50           $1.00
Fourth Quarter Ended 2/29/06                        $1.30           $ .90

                                                         Fiscal 2007
                                                         Closing Bid

                                                     High            Low
First Quarter Ended 5/31/06                         $1.01           $ .70
Second Quarter Ended 8/31/06                        $1.01           $ .70
Third Quarter Ended 11/30/06                        $ .95           $ .77
Fourth Quarter Ended 2/28/07                        $ .78           $ .75

     The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

     Approximately 700,000 shares of our Common Stock are held by nonaffiliates. As of May 31, 2007, we have approximately 300 record holders of our Common Stock. The shares held by members of the public were issued by us in connection with a private placement at least ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

     We have not paid any dividends and do not anticipate paying dividends in the future.

     Our Preferred Stock is held by our officers and directors and affiliates. No member of the public holds any Preferred Stock.


                      EQUITY COMPENSATION PLAN INFORMATION

                      Number of securities                              Number of securities
                        to be issued upon        Weighted-average          remaining  available
                     exercise of outstanding     exercise price of          for future issuance
                      options, warrants and     outstanding options,        under equity
                             rights             warrants and rights        compensation plans
                               (a)                     (b)              (excluding securities
                                                                        reflected in column (a))
                                                                                 (c)
------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders               0                       N/A                        0
------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders            0                       N/A                        0
------------------------------------------------------------------------------------------------

Total                          0                       N/A                        0

------------------------------------------------------------------------------------------------

Item  6. Management's Discussion and Analysis or Plan of Operation.

Overview

     It is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company is anticipating a decrease in attendance based on fewer teams in 2007, but individual teams may actually see an increase in attendance. The Company anticipates continued reliance on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. The NBA has established a developmental basketball league known as the National Basketball Development League ("NBDL"). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company's season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits an NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL it is unlikely that at least for the present time the Company can develop any meaningful working relationship with the NBA.

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

Fiscal Year 2007 Compared To Fiscal Year 2006

     For the year ended February 28, 2007 ("Fiscal 2007") continuing franchise fees amounted to $109,250 as compared to $168,750 in 2006. The aggregate decrease of $59,500 (35%) resulted from lower collections from active franchises. Advertising and sponsorship revenue totaled $243,500 in Fiscal 2007 as compared to $140,000 in 2006. In both years, all advertising revenues were received from an affiliate, Spectrum Associates, Inc., which ran advertisements in league bulletins, programs and brochures. Other revenues for 2007 were $60,830, which mostly consists of rental income generated in connection with the acquisition of MRE in May 2003. $374,000 and $283,000 of the 2007 and 2006 revenues, respectively, were derived from various related parties.

     Operating expenses increased $126,847 from $399,631 in 2006 to $526,478 in 2007, primarily due to the $150,000 judgment reserve expense recorded in 2007 to provide for the ultimate resolution of the litigation described in Note 5. Operating expenses for both 2007 and 2006 include management fees of $90,000 paid to MCI for management services, including the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer. Team and post season festival expenses decreased $19,886 from $21,377 in fiscal 2006 to $1,491 in Fiscal 2007 due to USBL's nonoperation of any teams in 2007.

     Net loss  increased  $64,852 from $80,247 in 2006 to $145,099 in 2007.  The increase is due primarily to the $150,000 judgment reserve expense in 2007 and the $64,500 decrease in franchise fees revenues, offset by the $103,500 increase in advertising revenues, the $8,024 increase in other revenues, the $23,153 decrease in other operating expenses, and the $13,875 decrease in the loss on marketable equity securities.

Liquidity And Capital Resources

     The Company had a working capital deficit of $974,747 at February 28, 2007. The Company's statement of cash flows reflects cash provided by operations of $40,063, which is due primarily to the net loss of $145,099, offset by non-cash expenses of $151,367 and a decrease in marketable securities of $46,255. Net cash used in financing activities was $41,519, which is due primarily to the net decrease in amounts due to related parties.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     Based on their evaluation as of February 28, 2007, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2007. We are continuing to take steps to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information.

     None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following persons served as our directors and executive officers for the fiscal year ended February 28, 2007. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name                               Age                 Position
----                               ---                 --------

Daniel T. Meisenheimer III         56      Chairman of the Board and President

Richard C. Meisenheimer            53      Chief Financial Officer and Director

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

Audit Committee

     We do not have a separate Audit Committee. Our board of directors functions as the Audit Committee. Richard Meisenheimer qualifies as an Audit Committee financial expert. Mr. Meisenheimer is not "independent," as such term is defined by NASDAQ listing standards.

Family Relationships

     Daniel Meisenheimer III and Richard Meisenheimer are brothers. There are no other family relationships among our officers and directors.

Nominating Committee

     We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time.

Compensation Committee

     We currently do not have a Compensation Committee of the board of directors. Until a formal committee is established, if at all, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans, if any.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2007.

Code of Ethics

     The Company has not adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item  10. Executive Compensation.

     For many years, our only two officers, D. Meisenheimer III and R. Meisenheimer (our "named executive officers"), have not received or taken any salaries from USBL. Such individuals have also served as our only directors, and have not received any director fees. There are no formal employment agreements between us and our named executive officers and they have not been paid any salary for the last four years. There are no arrangements or plans in which we provide pension, retirement or similar benefits for our named executive officers. There are no plans or arrangements in respect of remuneration received or which may be received by the named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control. MCI, of which our named executive officers are also senior officers and shareholders, charged us management fees of $90,000 for both of the years ended February 28, 2007 and February 28, 2006, as consideration for the services provided by D. Meisenheimer and R. Meisenheimer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     We have 30,000,000 shares of authorized Common Stock, of which 3,482,527 shares are currently issued and outstanding. We also have 2,000,000 authorized shares of Convertible Preferred Stock, of which 1,105,679 shares are currently issued and outstanding.

     The following table sets forth certain information as of May 31, 2007 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and
(iii) directors and officers of the Company as a group.


                                                   Amount and Nature of             Approximate
Name and Address of Beneficial Owner               Beneficial Ownership          Percent of Class

Daniel T. Meisenheimer III (1)                    143,998 Preferred Stock (1)         13.0%
c/o The United States Basketball League           437,400 Common Stock                12.6%
46 Quirk Road
Milford, CT 06460

Estate of Daniel T. Meisenheimer, Jr.(2)          182,723 Preferred Stock             16.5%
c/o Spectrum Associates                           12,000 Common Stock                     *
440 New Haven Avenue
Milford, CT 06460

Richard C. Meisenheimer(3)                        142,285 Preferred Stock             12.9%
884 Robert Treat Ext.                             5,000 Common Stock                      *
Orange, CT 06477

Meisenheimer Capital Inc.                         140,000 Preferred Stock             12.7%
46 Quirk Road                                     2,095,000 Common Stock              60.2%
Milford, CT 06460

Spectrum Associates, Inc. (4)                     376,673 Preferred Stock             34.1%
440 New Haven Avenue                              231,857 Common Stock                 6.7%
Milford, CT 06460

All Officers and Directors as a Group             286,283 Preferred Stock             25.9%
                                                  442,400 Common Stock                12.7%
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

(4) Between the various members of the Meisenheimer family and an affiliated company, Spectrum Associates, Inc., the Meisenheimers effectively control 76% of the outstanding Preferred Stock and 20% of the outstanding Common Stock. Including the ownership of MCI by the Meisenheimer family, they effectively control 80% of the outstanding Common Stock of USBL. No public shareholders own any Preferred Stock of USBL.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

a)    Loans

     For at least the last ten years, the principals of MCI consisting of Daniel Meisenheimer

III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 28, 2007, USBL was indebted to the principals or their affiliated companies in the sum of $741,432. Of the foregoing amount, Spectrum is owed the sum of $436,920. The principals (D. Meisenheimer III, R. Meisenheimer and the Estate of Daniel T. Meisenheimer, Jr.) are owed $254,512 and the mother of D. Meisenheimer and R. Meisenheimer is owed $50,000.

b)    Dependency on Affiliates

     Over the years we have received a material amount of revenues from affiliated persons or entities. During the years ended February 28, 2007 and February 28, 2006, continuing franchise fees from companies controlled by the Meisenheimer family, including Meisenheimer Capital and Spectrum Associates, were $75,000 and $95,000 respectively.

     MCI charged us management fees of $90,000 for both of the fiscal years ended February 28, 2007 and February 28, 2006, as consideration for the services provided by D. Meisenheimer and R. Meisenheimer.

     In addition, Spectrum has purchased advertising from us in the form of arena signage, TV commercials, tickets, and program and year book advertising space. For the years ended February 28, 2007 and February 28, 2006, we earned advertising fees of $243,500 and $140,000, respectively, from Spectrum.

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

Director Independence

     The OTC Bulletin Board does not have a requirement that a majority of our board of directors be independent. However, with respect to the definition of independence utilized by NASDAQ, our officers and directors would not be deemed to be "independent".

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

*3.9     By-Laws of USBL

*3.10    Amended By-Laws

+10.1    Standard Franchise Agreement of USBL

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


Item  14. Principal Accountant Fees and Services.

Audit Fees

     We were billed $18,000 and $16,000 by Michael T. Studer CPA P.C. ("Mike Studer") for the years ended February 28, 2007 and 2006, respectively, for professional services rendered for the audits of our annual financial statements and review of our financial statements included in our Forms 10-QSB.

Audit-Related Fees

     Mike Studer did not provide any assurance and related services in fiscal years 2007 and 2006 that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the preceding paragraph.

Tax Fees

     We have not incurred expenses or been billed by Mike Studer for the year ended February 28, 2007 or February 28, 2006 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

     There were no other fees billed to us by Mike Studer for the years ended February 28, 2007 or February 28, 2006.

Pre-Approval Policies

     Our Board of Directors has not adopted any blanket pre-approval policies. Instead, the Board will specifically pre-approve the provision for all audit or non-audit services.

     Our Board of Directors approved all of the services provided by Mike Studer described in the preceding paragraphs.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY


CONTENTS

--------------------------------------------------------------------------------
Years Ended February 28, 2007 and February 28, 2006                        Pages
--------------------------------------------------------------------------------



Financial Statements
  Reports of Independent Registered Public Accounting Firms                 F-2
  Consolidated Balance Sheet                                                F-3
  Consolidated Statements of Operations                                     F-4
  Consolidated Statement of Stockholders' Deficiency                        F-5
  Consolidated Statements of Cash Flows                                     F-6
  Notes to Consolidated Financial Statements                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United States Basketball League, Inc.

I have audited the accompanying consolidated balance sheet of United States Basketball League, Inc. and subsidiary (the "Company") as of February 28, 2007, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended February 28, 2007 and 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2007, and the results of its operations and cash flows for the years ended February 28, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

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

                                                /s/ Michael T. Studer CPA P.C.
                                                ------------------------------


Freeport, New York
June 8, 2007

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Balance Sheet
--------------------------------------------------------------------------------
February 28, 2007
--------------------------------------------------------------------------------

Assets

Current Assets:
Cash and cash equivalents                                      $    4,061
Marketable equity securities                                        1,149
Inventory                                                           8,573
Prepaid expenses and other current assets                             600
Due from related party                                             14,459
                                                               ----------
Total Current Assets                                               28,842


Property, net of accumulated depreciation of $19,422              257,578
                                                               ----------
Total Assets                                                   $  286,420
                                                               ==========

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses                          $   59,902
Judgment reserve                                                  150,000
Credit card obligations                                            91,558
Current portion of due to related paries                          691,432
Current portion of mortgage payable                                10,697
                                                               ----------
Total Current Liabilities                                       1,003,589

Due to related parties, net of current protion                     50,000
Mortgage payable, net of current portion                           74,178
                                                               ----------

Total Liabilities                                               1,127,767
                                                               ----------

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares
authorized; 3,522,502 shares issued                                35,225
Preferred stock, $0.01 par value, 2,000,000 shares
authorized; 1,105,679 shares issued and outstanding                11,057
Additional paid-in capital                                      2,668,155
Deficit                                                        (3,513,330)
Treasury stock, at cost; 39,975 shares of commons tock            (42,454)
                                                               ----------
Total Stockholders' Deficiency                                   (841,347)
                                                               ----------
Total Liabilities and Stockholders' Deficiency                 $  286,420
                                                               ==========


                See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Operations
--------------------------------------------------------------------------------
Years Ended February 28, 2007 and February 28, 2006       2007           2006
--------------------------------------------------------------------------------

Revenues:
Initial franchise fees                                $        -   $      5,000
Continuing franchise fees                                109,250        168,750
Advertising                                              243,500        140,000
Other                                                     60,830         52,806
                                                      --------------------------
                                                         413,580        366,556
                                                      --------------------------

Operating Expenses:
Consulting                                               106,200        118,600
                                                                         21,377
                                                                         48,114
Team and post season festival expenses                     1,491
Referee fees                                              46,141
Salaries                                                  57,678         58,800
Travel and promotion                                      59,288         28,531
Depreciation                                               5,192          5,192
Judgment reserve                                         150,000              -
Other                                                    100,488        119,017
                                                      --------------------------
                                                         526,478        399,631
                                                      --------------------------
Loss from Operations                                    (112,898)       (33,075)
                                                      --------------------------

Other Income (Expenses):
Interest expense                                         (29,009)       (30,048)
Gain (loss) on marketable equity securities               (3,294)       (17,169)
Interest income                                              102             45
                                                      --------------------------
                                                         (32,201)       (47,172)
                                                      --------------------------
Net Loss                                              $ (145,099)       (80,247)
                                                      ==========================


Net Loss Per Common Share - basic and diluted         $    (0.04)    $    (0.02)
                                                      ==========================

Weighted Average Number of Common Shares Outstanding
- basic and diluted                                    3,483,165      3,484,627
                                                      ==========================

--------------------------------------------------------------------------------
                 See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY


Consolidated Statement of Stockholders' Deficiency
--------------------------------------------------------------------------------
Years Ended February 28, 2007 and February 28, 2006
--------------------------------------------------------------------------------


                                   Common Stock       Preferred Stock
                             --------------------  --------------------  Additional               Treasury Stock       Total
                                Shares               Shares               Paid-in               ------------------  Stockholders'
                             Outstanding  Amount   Outstanding   Amount   Capital      Deficit   Shares   Amount     Deficiency
                             --------------------- -------------------- ----------------------------------------------------------
Balance, February 28, 2005     3,519,602 $  35,196  1,105,679  $ 11,057 $ 2,666,009 $(3,287,984) 39,975  $(42,454)  $(618,176)
Net Loss                               -         -          -         -           -      80,247)      -         -     (80,247)
Non-cash compensation              8,000        80          -         -       5,920           -       -         -       6,000
                             ----------- ---------  ---------  -------- ----------- -----------  ------  --------   -----------
Balance, February 28, 2006     3,527,602 3,527,602  1,105,679    11,057   2,671,929   3,368,231  29,975   (42,454)     (692,423)
Cancellation of stock issued      (5,100)      (51)         -         -      (3,774)          -       -         -        (3,825)
   for services
Net Loss                               -         -          -         -           -    (145,099)      -         -     (145,099)
                             ----------- ---------  ---------  -------- ----------- -----------  ------ ---------   -----------
Balance, February 28, 2007     3,522,502 $  35,225  1,105,679  $ 11,057 $ 2,668,155 $(3,513,330) 39,975 $(42,454)   $(841,347)
                             =========== =========  =========  ======== ========================================================




                See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY


Consolidated Statements of Cash Flows
------------------------------------------------------------
Years Ended February 28, 2007 and February 28, 2006                2007            2006
------------------------------------------------------------
Cash Flows from Operating Activities:

Net loss                                                         $(145,099)     $ (80,247)
                                                                 ---------      ---------
Adjustments to reconcile net loss to net cash
Provided by (used in) operating
activities:
Depreciation                                                         5,192          5,192
Non-cash compensation                                               (3,825)         6,000
Judgment reserve                                                   150,000              -

Change in operating assets and liabilities:
Marketable equity securities                                        46,255        (47,404)
Accounts payable and accrued expenses                              (15,051)            52
Credit card obligations                                              2,591        (68,880)
                                                                 ---------      ---------

Total adjustments                                                  185,162       (105,040)
                                                                 ---------      ---------
Net Cash  Provided By (Used In) Operating Activities                40,063       (185,287)
                                                                 ---------      ---------

Cash Flows from Financing Activities:

Decrease (increase) in due from related party                     (14,459)
                                                                        -
Increase (decrease) in due to related parties                     (17,212)        196,407
Payments on mortgage                                               (9,848)         (8,373)
                                                                 --------       ---------
Net Cash Provided By (Used In) Financing Activities               (41,519)        188,034
                                                                 --------       ---------

Net Increase (Decrease) in Cash                                    (1,456)          2,747
Cash and Cash Equivalents, beginning of year                        5,517           2,770
                                                                ---------      ----------
Cash and Cash Equivalents, end of year                          $   4,061      $    5,517
                                                                =========      ==========

Supplemental disclosures of cash flow information:
   Interest paid                                                   29,009      $   30,048
                                                                ---------      ----------
   Income tax paid                                                      _      $        -
                                                                ---------      ----------


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

     At February 28, 2007, USBL and MCREH (collectively, the "Company") had negative working capital of $974,747, a stockholders' deficiency of $841,347, and accumulated losses of $3,513,330. This factor, as well as the Company's reliance on related parties (see Notes 7 and 10), raise substantial doubt as to the Company's ability to continue as a going concern.

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

     Fair value disclosures - The carrying amounts of the Company's financial instruments, which consist of cash and cash equivalents, marketable equity securities, due from related party, accounts payable and accrued expenses, credit card obligations, due to related parties, and mortgage payable, approximate their fair value due to their short term nature or based upon values of comparable instruments.

     Marketable equity securities - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the years ended February 28, 2007 and 2006 was $(14,861) and $(26,229), respectively.

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

     Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     sale. The offering price of a new franchise at February 28, 2007 was $200,000.

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

     Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $800,000) attributable to the USBL net operating loss carryforward.

     As of February 28, 2007, USBL had a net operating loss carryforward of approximately $2,000,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 28, 2027.

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

     Advertising costs - Advertising costs are expensed as incurred and were $2,282 and $2,005 for the years ended February 28, 2007 and February 28, 2006, respectively.

     Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) "Accounting for Stock-Based Compensation". No stock options were granted during the years ended February 28, 2007 and 2006 and none are outstanding at February 28, 2007.

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

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Due from Related  Party

     At February 28, 2007, the balance due from related party of $14,459 is due from Meisenheimer Capital, Inc. ("MCI"), controlling stockholder of USBL, bears no interest, and is due on demand.

4.   Property

     At February 28, 2007, property consists of:

           Land                            $   121,253
           Building                            155,747
                                           -----------

           Total                               277,000
           Less accumulated depreciation       (19,422)
                                           -----------
           Property, net                   $   257,578
                                           ===========

     MCREH leases the property to USBL and to other tenants on a month-to-month basis. Rental income from the other tenants (which is included in other revenues in the consolidated statements of operations) for the years ended February 28, 2007 and 2006 was $59,500 and $51,800, respectively.

5.   Judgment Reserve

     In December 2006, the Company learned that Lexcar, LLC was granted a default judgment against USBL on May 9, 2006 in the amount of $186,378 in an action pending in the United States District Court for the Southern District of New York. The action alleged that USBL breached its agreement with Lexcar by failing to make a payment due of $25,000 and by failing to repurchase the Westchester Wildfire franchise for $150,000.

     The Company has retained counsel in this matter, but the amount of the ultimate loss is not determinable with certainty at this time. However, the Company recorded a judgment reserve expense and related judgment reserve liability in the amount of $150,000 in the year ended February 28, 2007 to provide a reserve for the ultimate resolution of the litigation. 6. Credit Card Obligations

     USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.  Due to Related Parties

    At February 28, 2007, due to related parties consists of:

    Loans payable to Spectrum Associates, Inc. ("Spectrum"),
      a corporation controlled by the two officers of USBL,
      interest at 6%, due on demand                                 $   436,920
    Loans payable to the two officers of USBL
      interest at 6%, due on demand                                     254,512
    Note payable to mother of the two officers of USBL,
      interest at 6%, due December 31, 2011                              50,000
                                                                    -----------
              Total                                                     741,432

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Less Current Portion                                     (691,432)
                                                                    -----------
              Noncurrent Portion                                    $    50,000
                                                                    ===========


     For the years ended February 28, 2007 and 2006, certain interest due under these loans were waived by the respective lenders.

8.   Mortgage Payable

     The mortgage bears interest at 7.06% per annum, is payable in monthly installments of principal and interest of $1,362 through July 2008, and provides for a balloon payment of $69,373 in August 2008.

     The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:


     Year Ending February 28,
     ---------------------------------------------------------------------------

           2008                                                    $     10,697
           2009                                                          74,178
                                                                   ------------
           Total                                                   $     84,875
                                                                   ============

9.   Stockholders' Equity

     Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

10.  Related Party Transactions


     In the years ended February 28, 2007 and 2006, USBL included in continuing franchise fees revenues from MCI of $95,000 and $75,000, respectively, and from Spectrum of $0 and $20,000, respectively.

     In the years ended February 28, 2007 and 2006, USBL received advertising revenues from Spectrum totaling $243,500 and $140,000, respectively.

     In the years ended February 28, 2007 and 2006, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $55,500 and $48,000, respectively.

     In the years ended February 28, 2007 and 2006, USBL included in consulting fees expenses to MCI of $90,000 and $90,000, respectively.

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

Name                               Capacity                          Date
----                               --------                          ----



/s/Daniel T. Meisenheimer, III
-----------------------------   Director and President
Daniel T. Meisenheimer, III    (principal executive officer)     June 13, 2007


/s/Richard C. Meisenheimer
-----------------------------  Director and Chief Financial
Richard C. Meisenheimer        Officer(principal financial       June 13, 2007
                               and accounting officer)

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