Form 10QSB
period 2007-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2007-07-13
CIK 764630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the quarterly period ended May 31, 2007
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

                      -----------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of July 6, 2007, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                               Yes [ ]   No  [X]

                      UNITED STATES BASKETBALL LEAGUE, INC.
                                      INDEX


                                                                          PAGE
                                                                          ----
 PART I.       FINANCIAL INFORMATION

Item 1.       UNAUDITED FINANCIAL STATEMENTS.

              Consolidated Balance Sheets - May 31, 2007
              and February 28, 2007........................................3

              Consolidated Statements of Operations for the
              three months Ended May 31, 2007 and 2006.....................4

              Consolidated Statement of Stockholders'
              Deficiency...................................................5

              Consolidated Statements of Cash Flows for the
              three months ended May 31, 2007 and 2006 ....................6

              Notes to Consolidated Financial Statements ..................7

Item 2.       Management's Discussion and Analysis or Plan of Operation  .12

Item 3.       Controls and Procedures ....................................13

PART II.      OTHER INFORMATION ..........................................14

Item 6.       Exhibits   .................................................14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS.


              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                May 31,           February 28,
ASSETS                                                           2007                 2007
------                                                     ---------------       -------------
                                                              (Unaudited)

CURRENT ASSETS:
         Cash and cash equivalents                         $         5,436       $       4,061
         Marketable equity securities                                  974               1,149
         Inventory                                                   8,573               8,573
         Prepaid expenses and other current assets                     600                 600
               Due from related party                               31,647              14,459
                                                           ---------------       -------------
Total current assets                                                47,230              28,842

PROPERTY, NET                                                      256,280             257,578
                                                           ---------------       -------------
Total assets                                               $       303,510       $     286,420
                                                           ===============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses             $       76,766        $      59,902
               Judgment reserve                                   150,000              150,000
              Credit card obligations                              83,858               91,558
         Due to related parties                                   700,939              691,432
         Current portion of mortgage payable                       10,697               10,697
                                                           --------------        -------------
Total current liabilities                                       1,022,260            1,003,589
                                                           --------------        -------------
Due to related parties, net of current portion                     50,000               50,000
                                                           --------------        -------------
Mortgage payable, net of current portion                           71,526               74,178
                                                           --------------        -------------
Total Liabilities                                               1,143,786            1,127,767
                                                           --------------        -------------
STOCKHOLDERS' DEFICIENCY
          Common stock, $0.01 par value; 30,000,000
            shares authorized; issued  and outstanding
            3,522,502 and 3,522,502, shares respectively           35,225               35,225
          Preferred stock,  $0.01 par value; 2,000,000
            shares authorized; 1,105,679 shares issued
            and outstanding                                        11,057               11,057
          Additional paid-in-capital                            2,668,155            2,668,155
          Deficit                                              (3,512,259)          (3,513,330)
          Treasury stock, at cost; 39,975 shares                  (42,454)             (42,454)
                                                           --------------        -------------

Total stockholders' deficiency                                   (840,276)            (841,347)
                                                           --------------        -------------
Total liabilities and stockholders' deficiency             $      303,510              286,420
                                                           ==============        =============

See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                                Three Months Ended
                                                                        -------------------------------
                                                                             May 31,          May 31,
                                                                              2007             2006
                                                                        --------------    -------------

REVENUES:
         Initial franchise fees                                         $            -    $           -
         Continuing franchise fees                                              55,000           64,250
         Sponsorship/advertising                                                45,000           70,000
         Other                                                                  16,542           14,415
                                                                        --------------    -------------
                                                                               116,542          148,665
                                                                        --------------    -------------

OPERATING EXPENSES:
         Consulting                                                             48,500           54,000
         Referee fees                                                           11,600           17,746
         Salaries                                                               14,950           14,950
         Travel and promotion                                                    5,772           16,831
         Depreciation                                                            1,298            1,298
         Other                                                                  27,621           29,836
                                                                        --------------    -------------
                                                                               109,741          134,661
                                                                        --------------    -------------
Income (loss) from operations                                                    6,801           14,004
                                                                       ---------------    -------------

OTHER INCOME (EXPENSES):
          Net gain (loss) from marketable equity securities                      (175)            5,885
          Interest expense                                                    ( 5,567)           (6,835)
          Interest and dividend income                                              12               81
                                                                        --------------    -------------
                                                                                (5,730)            (869)
                                                                        --------------    -------------
NET INCOME (LOSS)                                                       $        1,071    $      13,135
                                                                        ==============    =============
Earnings (loss) per common share:
         Basic                                                          $         0.00    $       (0.00)
                                                                        --------------    -------------
         Diluted                                                        $         0.00    $       (0.00)
                                                                        --------------    -------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
         Basic                                                               3,482,527        3,485,077
                                                                        --------------    -------------
         Diluted                                                             4,588,206        4,590,756
                                                                        --------------    -------------

See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------
                                   (Unaudited)
                                    ---------

                               Common Stock            Preferred Stock
                            ----------------------  ---------------------   Additional                           Total
                            Shares                  Shares                   Paid-in                 Treasury  Stockholders'
                            Outstanding    Amount   Outstanding   Amount     Capital      Deficit      Stock    Deficiency
                            -----------   --------  -----------  --------   ----------  -----------  --------  -----------
Balance February 28, 2007     3,522,502   $ 35,225    1,105,679  $ 11,057   $2,668,155  $(3,513,330) $(42,454) $ (841,347)
Net Income (loss)                                -           -         -                      1,071         -       1,071
                            -----------   --------  -----------  --------   ----------  -----------  --------  -----------
Balance May 31, 2007          3,522,502   $ 35,225    1,105,679  $ 11,057   $2,668,155  $(3,512,259) $(42,454) $ (840,276)
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

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                        Three Months Ended

                                                                    May 31,           May 31,
                                                                     2007              2006
                                                                 ------------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                            $      1,071       $   13,135
                                                                 ------------       ----------
    Adjustments to reconcile net income(loss) to net cash
       provided by operating activities:
         Depreciation                                                   1,298            1,298
         Non-cash compensation                                              -           (3,825)
         Change in operating assets and liabilities:
            Marketable equity securities                                  175           (9,335)
            Accounts payable and accrued expenses                      16,864           (2,151)
            Credit card obligations                                    (7,700)           5,708
                                                                 ------------       ----------
                                                                       10,637           (8,305)
                                                                 ------------       ----------
    Net cash provided by operating activities                          11,708            4,830
                                                                 ------------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans from (Repayments to) related parties                         (7,681)          (9,284)
    Decrease in mortgage payable                                       (2,652)          (2,446)
                                                                 ------------       ----------
    Net cash (used in) financing activities                           (10,333)         (11,730)
                                                                 ------------       ----------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                        1,375           (6,900)

CASH AND CASH EQUIVALENTS, beginning of period                          4,061            5,517
                                                                 ------------       ----------
CASH AND CASH EQUIVALENTS, end of period                         $      5,436       $   (1,383)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                $      5,958       $    6,835
                                                                 ------------       ----------
    Income tax paid                                              $          -       $        -
                                                                 ------------       ----------



See notes to consolidated financial statements.

              UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         THREE MONTHS ENDED MAY 31, 2007
                         -------------------------------
                                   (Unaudited)


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

     At May 31, 2007, USBL and MCREH (collectively, the "Company") had negative working capital of $975,030, a stockholders' deficiency of $840,276, and accumulated losses of $3,512,259. This factor, as well as the Company's reliance on related parties (see Notes 7 and 10) create an uncertainty as to the USBL's ability to continue as a going concern.

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended May 31, 2007 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2008. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended February 28, 2007.

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

     Marketable equity securities - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended May 31, 2007 and 2006 was ($175) and $(5,264), respectively.

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

     Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at May 31, 2007 was $200,000.

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

     Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $800,000) resulting from the net operating loss carryforward.

     As of May 31, 2007, the Company had a net operating loss carryforward of approximately $2,000,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 28, 2027.

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

     Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R), "Accounting for Stock-Based Compensation." No stock options were granted during 2007 and 2006 and none are outstanding at May 31, 2007.

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

3. Due from related party - At May 31, 2007 and February 28, 2007, the balance due from related party of $31,647 and $14,459, respectively is due from Meisenheimer Capital, Inc. ("MCI"), controlling stockholder of USBL, bears no interest, and is due on demand.


4.   Property, Net

     Property, net consists of:

                                            May 31,       February 28,
                                             2007            2007
                                         ----------       -----------
                                         (unaudited)

         Land                            $  121,253       $  121,253
         Building                           155,747          155,747
                                         ----------       ----------
         Total                              277,000          277,000

         Accumulated depreciation           (20,720)        ( 19,422)
                                         ----------       ----------

         Property, net                   $  256,280       $  257,278
                                         ==========       ==========

     MCREH leases the property to USBL and to other tenants on a month-to-month basis. Rental income from the other tenants (which is included in other revenues in the consolidated statements of operations) for the three months ended May 31, 2007 and 2006 was $13,200 and $13,200, respectively.

5. Judgment Reserve - In December 2006, the Company learned that Lexcar, LLC was granted a default judgment against USBL on May 9, 2006 in the amount of $186,378 in an action pending in the United States District Court for the Southern District of New York. The action alleged that

     USBL breached its agreement with Lexcar by failing to make a payment due of $25,000 and by failing to repurchase the Westchester Wildfire franchise for $150,000.

     The Company has retained counsel in this matter, but the amount of the ultimate loss is not determinable with certainty at this time. However, the Company recorded a judgment reserve expense and related judgment reserve liability in the amount of $150,000 in the three months ended February 28, 2007 to provide a reserve for the ultimate resolution of the litigation.

6.   Credit Card Obligations

     USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.   Due to Related Parties

     Due to related parties consists of:

                                                                      May 31,       February 28,
                                                                       2007             2007
                                                                     Unaudited
    Loans payable to Spectrum Associates, Inc. ("Spectrum"),
      a corporation controlled by the two officers of USBL,
      interest at 6%, due on demand                                  $  440,920     $  436,920
    Loans payable to the two officers of USBL,
      interest at 6%, due on demand                                     260,019        254,512
    Note payable to mother of the two officers of USBL,
      interest at 6%, due December 31, 2011                              50,000         50,000
                                                                     ----------     ----------
     Total                                                              750,939        741,432
     Less current portion                                              (700,939)      (691,432)
                                                                     ----------     ----------
     Non current portion                                             $   50,000     $   50,000
                                                                     ==========     ==========

     For the three months ended May 31, 2007 and 2006, certain interest due under these loans were waived by the respective lenders.


8.   Mortgage Payable

     The mortgage bears interest at 7.06% per annum, is payable in monthly installments of principal and interest of $1,362 through July 2008, and provides for a balloon payment of $69,373 in August 2008. The mortgage is guaranteed by the Company's officers. Future maturities of the mortgage are as follows:

     Year Ending February 28,
     ------------------------
     2008                                                              $   8,166
     2009                                                                 74,057
                                                                       ---------
     TOTAL                                                             $  82,223
                                                                       =========

9.   Stockholders' Equity

     Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

10.  Related Party Transactions


     In the three months ended May 31, 2007 and 2006, USBL included in continuing franchise fees revenues from MCI of $45,000 and $45,000, respectively.

     In the three months ended May 31, 2007 and 2006, USBL received advertising revenues from Spectrum totaling $45,000 and $70,000, respectively.

     In the three months ended May 31, 2007 and 2006, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $16,500 and $12,000, respectively.

     In the three months ended May 31, 2007 and 2006, USBL included in consulting fees expenses to MCI of $45,000 and $45,000, respectively.

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

THREE MONTHS ENDED MAY 31, 2007 AS COMPARED TO MAY 31, 2006

     Aggregate franchise fees decreased to $55,000 for the first quarter of 2007 from $64,250 in the first quarter of 2006. Sponsorship and advertising revenues totaled $45,000 during the first quarter of 2007 as compared to $70,000 in the first quarter of 2006. This was due to a decrease in revenues from the Company's affiliate Spectrum Associates. $116,500 and $127,000 of the 2007 and 2006 first quarter revenues, respectively, were derived from various related parties.

     Operating expenses decreased from $134,661 for the three months ended May 31, 2006 to $109,741 for the three months ended May 31, 2007. Operating expenses for each of the periods included management fees of $45,000 to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer. The decrease in operating expenses was primarily due to lower referee fees and travel expenses.

     Interest expense decreased to $5,567 in 2007, as compared to $6,835 in 2006.

     Net income for the three months ended May 31, 2007 was $1,071 as compared to $13,135 for the three months ended May 31, 2006. This $12,064 decrease is due to the $32,123 decrease in revenues and the $4,861 increase in non-operating expenses, offset partially by the $24,920 decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash of $5,436 and a working capital deficit of $975,030 at May 31, 2007. The Company's statement of cash flows reflects cash provided by operations of $11,708, which results primarily from the $16,864 increase in accounts payable and accrued expenses. Net cash used in financing activities was $10,333 in 2007 compared to 11,730 in 2006.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                  UNITED STATES BASKETBALL LEAGUE, INC.

                                  By:/s/Daniel T. Meisenheimer, III
                                     ---------------------------------
                                     Daniel T. Meisenheimer, III
                                     Chairman and President


                                  By: /s/Richard C. Meisenheimer
                                     ---------------------------------
                                     Richard C. Meisenheimer
                                     Chief Financial Officer and
                                     Director

Date:  July 13, 2007

                                  EXHIBIT INDEX


Exhibit No.:       Description:
-----------        -----------

31.1               Certification of principal executive officer

31.2               Certification of principal financial officer

32 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002