Form 10QSB
period 2007-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2007-10-22
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to

Commission File Number 1-15913

UNITED STATES BASKETBALL LEAGUE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	06-1120072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

183 Plains Road, Suite 2, Milford, Connecticut 06461
(Address of Principal Executive Offices)

(203) 877-9508
(Issuer’s Telephone Number, Including Area Code)

46 Quirk Road, Milford, CT 06460
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                             Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of October 17, 2007, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):                            Yes ☐ No ☒

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31, 2007	February 28, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,213	$4,061
Marketable equity securities	3,035	1,149
Inventory	8,573	8,573
Prepaid expenses and other current assets	600	600
Due from related party	26,288	14,459
Total current assets	39,709	28,842

PROPERTY, NET	254,982	257,578
Total assets	$294,691	$286,420

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$52,406	$59,902
Judgment Reserve	-	150,000
Credit card obligations	96,428	91,558
Due to related parties	891,349	691,432
Current portion of mortgage payable	79,606	10,697

Total current liabilities	1,119,789	1,003,589
Due to related parties, net of current portion	50,000	50,000
Mortgage payable, net of current portion	-	74,178
Total Liabilities	1,169,789	1,127,767
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,522,502 and 3,522,502, shares respectively	35,225	35,225
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,668,155	2,668,155
Deficit	(3,547,081)	(3,513,330)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(875,098)	(841,347)

Total liabilities and stockholders’ deficiency	$294,691	$286,420

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006

REVENUES:
Initial franchise fees	$-	$-	$-	$-
Continuing franchise fees	30,000	40,000	85,000	104,250
Sponsorship/advertising	-	57,500	45,000	127,500
Other	16,581	13,241	33,123	27,656
	46,581	110,741	163,123	259,406

OPERATING EXPENSES:
Consulting	30,000	49,000	78,500	103,000
Referee fees	8,600	27,795	20,200	45,541
Salaries	14,950	14,950	29,900	29,900
Travel and promotion	(2,394)	29,741	3,378	46,572
Depreciation	1,298	1,298	2,596	2,596
Other	20,737	17,246	48,358	47,082
	73,191	140,030	182,932	274,691

Income (loss) from operations	(26,610)	(29,289)	(19,809)	(15,285)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	(846)	(7,141)	(1,021)	(1,256)
Interest expense	(7,368)	(6,222)	(12,935)	(13,057)
Interest income	2	7	14	88
	(8,212)	(13,356)	(13,942)	(14,225)

NET INCOME (LOSS)	$(34,822)	$(42,645)	$(33,751)	(29,510)

Earnings (loss) per common share:
Basic	$(.01)	$(.01)	$(.01)	(.01)
Diluted	$(.01)	$(.01)	$(.01)	(.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,482,527	3,482,527	3,482,527	3,483,802
Diluted	4,588,206	4,588,206	4,588,206	4,589,481

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares		Shares		Paid-in		Treasury	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Deficiency

Balance February 28, 2007	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,513,330)	$(42,454)	$(841,347)
Net Income (loss)		-	-	-		1,071	1,071

Balance May 31, 2007	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,512,259)	$(42,454)	$(840,276)

Net loss	-	-	-	-	-	(34,822)	-	(34,822)

Balance August 31, 2007	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,547,081)	$(42,454)	$(875,098)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 31, 2007	August 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(33,751)	$(29,510)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation	2,596	2,596
Non-cash compensation	-	(3,825)
Change in operating assets and liabilities:
Judgment Reserve	(150,000)
Marketable equity securities	(1,886)	(5,328)
Accounts payable and accrued expenses	(7,496)	(1,548)
Credit card obligations	4,870	16,759
	(151,916)	8,654
Net cash used in operating activities	(185,667)	(20,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from (Repayments to) related parties	188,088	23,336
Decrease in mortgage payable	(5,269)	(4,880)

Net cash provided by financing activities	182,819	18,456

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,848)	(2,400)

CASH AND CASH EQUIVALENTS, beginning of period	4,061	5,517

CASH AND CASH EQUIVALENTS, end of period	$1,213	$3,117
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,247	$13,057
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2007
(Unaudited)

1.	Description of Business and Basis of Presentation:

United States Basketball League, Inc. (“USBL”), incorporated in Delaware on May 29, 1984, operates a professional summer basketball league through franchises located in the United States.  Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut.

At August 31, 2007, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,080,080, a stockholders’ deficiency of $875,098, and accumulated losses of $3,547,081. This factor, as well as the Company’s reliance on related parties (see Notes 7 and 10), create an uncertainty as to the USBL’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2007 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2008. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-KSB for the year ended February 28, 2007.

2.	Summary of Significant Accounting Policies:

Principles of consolidation - The accompanying consolidated financial statements include the accounts of USBL and MCREH. All significant intercompany accounts and transactions have been eliminated.

Fair value disclosures - The carrying amounts of the Company’s financial instruments, which consist of cash and cash equivalents, marketable equity securities, accounts payable and accrued expenses, credit card obligations, due to related parties and mortgage payable, approximate their fair value due to their short term nature or based upon values of comparable instruments.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Marketable equity securities - Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months and six months ended August 31, 2007 and 2006 was $(846), $(1,021), $(7,559), and $(12,823) respectively.

Inventory - Inventory consists of USBL trading cards, basketball uniforms, sporting equipment and printed promotional material and is stated at the lower of cost or market. Certain inventory was obtained through barter transactions whereby the USBL granted suppliers various advertising space (print) and airtime (television) in return for the supplier’s products. These transactions were accounted for based upon the fair values of the assets and services involved in the transactions.

Depreciation expense - Depreciation is computed using the straight-line method over the building’s estimated useful life (approximately 30 years).

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at August 31, 2007 was $100,000.

The Company generates advertising revenue from fees for arena signage, tickets, and program and year book advertising space. Advertising revenue is recognized over the period that the advertising space is made available to the user.

Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which are generated on the Company’s web site, are recorded upon shipment of the order. Essentially all orders are paid by credit card.

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

As of August 31, 2007, the Company had a net operating loss carryforward of approximately $2,000,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 28, 2028.

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

Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R), “Accounting for Stock-Based Compensation.” No stock options were granted during 2007 and 2006 and none are outstanding at August 31, 2007.

Earnings (loss) per share - SFAS No. 128, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2007 and 2006 as the result would have been antidilutive.

Comprehensive income - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Comprehensive income (loss) was equivalent to net income (loss) for all periods presented.

Referee fees - The Company’s principal obligation under the franchise agreements is to provide referees for the league.

3.
Due from Related Party - At August 31, 2007 and February 28, 2007, the balance due from related party of $26,288 and $14,459, respectively is due from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, bears no interest, and is due on demand.

4.	Property, Net

Property, net consists of:

	August 31,	February 28,
	2007	2007
	(unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Accumulated depreciation	(22,018)	(19,422)

Property, net	$254,982	$257,278

MCREH leased the property to USBL and to other tenants on a month-to-month basis. Rental income from the other tenants (which is included in other revenues in the consolidated statements of operations) for the three and six months ended August 31, 2007 and 2006 was $16,500, $33,000, $13,200, and $26,400, respectively.

5.
Judgment Reserve - In December 2006, the Company learned that Lexcar, LLC was granted a default judgment against USBL on May 9, 2006 in the amount of $186,378 in an action pending in the United States District Court for the Southern District of New York. The action alleged that USBL breached its agreement with Lexcar by failing to make a payment of $25,000 and by failing to repurchase the Westchester Wildfire franchise for $150,000. At February 28, 2007, the Company provided a $150,000 reserve for the ultimate resolution of this matter.

Effective July 31, 2007, the Company and Lexcar, LLC executed a settlement agreement whereby Lexcar was paid $140,000 in full and final settlement of this matter. The $10,000 lower amount paid than reserved for has been reflected in the accompanying statements of operations for the three and six months ended August 31, 2007 as a reduction in other operating expenses.

6.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties

Due to related parties consists of:

	August 31, 2007	February 28, 2007
	Unaudited
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$480,920	$436,920
USBL loans payable to the two officers of USBL interest at 6%, due on demand	270,429	254,512
MCREH note payable to mother of the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	-
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	-
MCREH note payable to mother of the two officers of USBL, interest of 7%, due on demand, secured by MCREH property	70,000	-
Total	$941,349	$741,432
Less current portion	(891,349)	(641,432)
Noncurrent portion	$50,000	$50,000

For the six months ended August 31, 2007 and 2006, interest due under the USBL loans payable were waived by the respective lenders.

8.	Mortgage Payable

The mortgage bears interest at 7.06% per annum, is payable in monthly installments of principal and interest of $1,362 through July 2008, and provides for a balloon payment of $69,373 in August 2008. The mortgage is guaranteed by the Company’s officers. Future maturities of the mortgage are as follows:

Year Ending February 28,
2008	$2,617
2009	74,057
TOTAL	$79,606

9.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

10.	Related Party Transactions

In the three and six months ended August 31, 2007 and 2006, USBL included in continuing franchise fees revenues from MCI of $30,000, $75,000, $30,000, and $75,000, respectively.

In the three and six months ended August 31, 2007 and 2006, USBL received advertising revenues from Spectrum totaling $0, $45,000, $57,500, and $127,500, respectively.

In the three and six months ended August 31, 2007 and 2006, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $16,500, $33,000, $12,000, and $26,400, respectively.

In the three and six months ended August 31, 2007 and 2006, USBL included in consulting fees expenses to MCI of $30,000, $75,000, $45,000, and $90,000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

It is anticipated that the Company will continue to rely on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. The NBA has established a developmental basketball league known as the National Basketball Developmental League (“NBDL”). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company’s season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits a NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL, it is unlikely that, at least for the present time, the Company can develop any meaningful relationship with the NBA.

THREE MONTHS ENDED AUGUST 31, 2007 AS COMPARED TO AUGUST 31, 2006

Franchise fees revenues decreased $10,000 from $40,000 in 2006 to $30,000 in 2007. Franchise fees of $30,000 were received from MCI in both years, but third party franchise fees decreased from $10,000 in 2006 to $0 in 2007.

Sponsorship and advertising revenues decreased from $57,500 in 2006 to $0 in 2007. Sponsorship revenues in 2006 were received from the company’s affiliate Spectrum Associates.

Operating expenses decreased $66,840 from $140,030 in 2006 to $73,191 in 2007. The decrease was due primarily to the $15,000 reduction in consulting fees charged by MCI and the $32,135 reduction in travel and promotion expenses. In 2007, travel and promotion expenses were reduced by a $22,507 reversal of a liability due a consultant.

Net loss decreased $7,823 from $42,645 in 2006 to $34,822 in 2007.

SIX MONTHS ENDED AUGUST 31, 2007 AS COMPARED TO AUGUST 31, 2006

Aggregate franchise fees decreased to $85,000 for the first six months of 2007 from $104,250 for the first six months of 2006. Sponsorship and advertising revenues totaled $45,000 during the first six months of 2007 as compared to $127,500 in the first six months of 2006. This was due to a decrease in revenues from the Company’s affiliate Spectrum Associates. $153,000 and $243,900 of the 2007 and 2006 revenues, respectively, were derived from various related parties.

Operating expenses decreased from $274,691 for the six months ended August 31, 2006 to $182,932 for the six months ended August 31, 2007. Operating expenses for the six months ended August 31, 2007 and 2006 included management fees of $75,000 and $90,000, respectively, to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer.

Net loss for the six months ended August 31, 2007 was $33,751 as compared to a $29,510 net loss for the six months ended August 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $1,213 cash and a working capital deficit of $1,080,080 at August 31, 2007. The Company's statement of cash flows reflects cash used in operations of $185,667, which results primarily from the settlement of a judgment against the Company (see note 5). Net cash provided by financing activities was $182,819 in 2007.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

In December 2006, the Company learned that Lexcar, LLC was granted a default judgment against USBL on May 9, 2006 in the amount of $186,378 in an action pending in the United States District Court for the Southern District of New York. The action alleged that USBL breached its agreement with Lexcar by failing to make a payment of $25,000 and by failing to repurchase the Westchester Wildfire franchise for $150,000. At February 28, 2007, the Company provided a $150,000 reserve for the ultimate resolution of this matter.

Effective July 31, 2007, the Company and Lexcar, LLC executed a settlement agreement whereby Lexcar was paid $140,000 in full and final settlement of this matter.

Item 6.  Exhibits.

Exhibit No.:	Description:

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED STATES BASKETBALL LEAGUE,
INC.

By:	/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III
Chairman and President

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director

Date: October 22, 2007

EXHIBIT INDEX

Exhibit No.:	Description:

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002