Form 10QSB
period 2007-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2008-01-22
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number 1-15913

UNITED STATES BASKETBALL LEAGUE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	06-1120072
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

183 Plains Road, Suite 2 Milford, Connecticut 06461
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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of December 28, 2007, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):                                                 Yes ☐ No ☒

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	November 30, 2007	February 28, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$501	$4,061
Marketable equity securities	3,642	1,149
Inventory	8,573	8,573
Prepaid expenses and other current assets	600	600
Due from related party	25,106	14,459
Total current assets	38,422	28,842

PROPERTY, NET	253,684	257,578
Total assets	$292,106	$286,420

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$43,385	$59,902
Judgment Reserve	-	150,000
Credit card obligations	102,087	91,558
Due to related parties	935,731	691,432
Current portion of mortgage payable	76,987	10,697

Total current liabilities	1,158,190	1,003,589
Due to related parties, net of current portion	50,000	50,000
Mortgage payable, net of current portion	-	74,178
Total Liabilities	1,208,190	1,127,767
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,522,502 and 3,522,502, shares respectively	35,225	35,225
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,668,155	2,668,155
Deficit	(3,588,067)	(3,513,330)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(916,084)	(841,347)

Total liabilities and stockholders’ deficiency	$292,106	$286,420

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006

REVENUES:
Initial franchise fees	$-	$-	$-	$-
Continuing franchise fees	-	5,000	85,000	109,250
Sponsorship/advertising	-	61,000	45,000	188,500
Other	16,575	16,274	49,698	43,930
	16,575	82,274	179,698	341,680

OPERATING EXPENSES:
Consulting	1,000	2,850	79,500	105,850
Judgment Reserve	-	150,000	-	150,000
Referee fees	-	600	20,200	46,141
Salaries	14,950	14,950	44,850	44,850
Travel and promotion	15,635	14,659	19,013	61,231
Depreciation	1,298	1,298	3,894	3,894
Other	15,105	16,236	63,463	63,318
	47,988	200,593	230,920	475,284

Income (loss) from operations	(31,413)	(118,319)	(51,222)	(133,604)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	307	(10,621)	(714)	(11,877)
Interest expense	(9,882)	(9,635)	(22,817)	(22,692)
Interest and dividend income	2	9	16	97
	(9,573)	(20,247)	(23,515)	(34,472)
NET INCOME (LOSS)	$(40,986)	$(138,566)	$(74,737)	$(168,076)

Earnings (loss) per common share:
Basic	$(.01)	$(.04)	$(.02)	$(.05)
Diluted	$(.01)	$(.04)	$(.02)	$(.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,482,527	3,482,527	3,482,527	3,483,377
Diluted	4,588,206	4,588,206	4,588,206	4,589,056

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital	Deficit	Treasury Stock	Stockholders’ Deficiency
Balance February 28, 2007	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,513,330)	$(42,454)	$(841,347)
Net loss	-	-	-	-	-	(74,737)	-	(74,737)

Balance November 30, 2007	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,588,067)	$(42,454)	$(916,084)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30, 2007	November 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(74,737)	$(168,076)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation	3,894	3,894
Judgment Reserve	(150,000)	150,000
Non-cash compensation	-	(3,825)
Change in operating assets and liabilities:
Marketable equity securities	(2,493)	5,291
Accounts payable and accrued expenses	(16,517)	(21,076)
Credit card obligations	10,529	20,300

Net cash used in operating activities	(229,324)	(13,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from (repayments to) related parties	233,652	23,319
Decrease in mortgage payable	(7,888)	(7,359)

Net cash provided by financing activities	225,764	15,960

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,560)	2,468

CASH AND CASH EQUIVALENTS, beginning of period	4,061	5,517

CASH AND CASH EQUIVALENTS, end of period	$501	$7,985
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$20,179	$22,817
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2007
(Unaudited)

1.	Description of Business and Basis of Presentation:

United States Basketball League, Inc. (“USBL”), incorporated in Delaware on May 29, 1984, operates a professional summer basketball league through franchises located in the United States. Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut. On December 27, 2007, USBL announced the suspension of its 2008 season. Management has decided to increase the number of franchises before it schedules the next season.

At November 30, 2007, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,119,768, a stockholders’ deficiency of $916,084 and accumulated losses of $3,588,067. This factor, as well as the Company’s reliance on related parties (see Notes 7 and 10), create an uncertainty as to the USBL’s ability to continue as a going concern.

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

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the nine-month period ended November 30, 2007 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2008. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-KSB for the year ended February 28, 2007.

2.	Summary of Significant Accounting Policies:

Principles of consolidation - The accompanying consolidated financial statements include the accounts of USBL and MCREH. All significant intercompany accounts and transactions have been eliminated.

Fair value disclosures – The carrying amounts of the Company’s financial instruments, which consist of cash and cash equivalents, marketable equity securities, due from related party, accounts payable and accrued expenses, credit card obligations, due to related parties and mortgage payable, approximate their fair value due to their short term nature or based upon values of comparable instruments.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months and nine months ended November 30, 2007 and 2006 was $307, $(714), $(10,621), and $(23,444), respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at November 30, 2007 was $100,000.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $640,000) resulting from the net operating loss carryforward.

As of November 30, 2007, the Company had a net operating loss carryforward of approximately $1,600,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 28, 2028.

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising costs - Advertising costs are expensed as incurred.

Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R), “Accounting for Stock-Based Compensation.” No stock options were granted during 2007 and 2006 and none are outstanding at November 30, 2007.

Earnings (loss) per share - SFAS No. 128, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and nine months ended November 30, 2007 and 2006 as the result would have been antidilutive.

Comprehensive income – Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Comprehensive income (loss) was equivalent to net income (loss) for all periods presented.

Referee fees – The Company’s principal obligation under the franchise agreements is to provide referees for the league.

3.	Due From Related Party

At November 30, 2007 and February 28, 2007, the balance due from related party of $25,106 and $14,459, respectively, is due from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, bears no interest, and is due on demand.

4.	Property, Net

Property, net consists of:

	November 30, 2007	February 28, 2007
	(unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Accumulated depreciation	(23,316)	(19,422)

Property, net	$253,684	$257,578

MCREH leases the property to other tenants on a month-to-month basis. Rental income from the other tenants (which is included in other revenues in the consolidated statements of operations) for the three and nine months ended November 30, 2007 and 2006 was $16,500, $49,500, $16,200, and $42,600, respectively.

5.	Judgment Reserve

In December 2006, the Company learned that Lexcar, LLC was granted a default judgment against USBL on May 9, 2006 in the amount of $186,378 in an action pending in the United States District Court for the Southern District of New York. The action alleged that USBL breached its agreement with Lexcar by failing to make a payment of $25,000 and by failing to repurchase the Westchester Wildfire franchise for $150,000. At November 30, 2006, the Company provided a $150,000 reserve for the ultimate resolution of this matter.

Effective July 31, 2007, the Company and Lexcar, LLC executed a settlement agreement whereby Lexcar was paid $140,000 in full and final settlement of this matter. The $10,000 lower amount paid than reserved for has been reflected in the accompanying statements of operations for the nine months ended November 30, 2007 as a reduction in other operating expenses.

6.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties

Due to related parties consists of:

	November 30, 2007	February 28, 2007
	Unaudited
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6% due on demand	$518,920	$436,920
USBL loans payable to the two officers of USBL, interest at 6% due on demand	276,811	254,512
MCREH note payable to mother of the two officers of USBL, interest at 6% due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7% due on demand, secured by MCREH property	25,000	-
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	-
MCREH note payable to mother of the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000

Total	985,731	741,432
Less current portion	(935,731)	(691,432)
Noncurrent portion	$50,000	$50,000

For the nine months ended November 30, 2007 and 2006, interest due under the USBL loans were waived by the respective lenders.

8.	Mortgage Payable

The mortgage bears interest at 7.06% per annum, is payable in monthly installments of principal and interest of $1,362 through July 2008, and provides for a balloon payment of $69,373 in August 2008. The mortgage is guaranteed by the Company’s officers. Future maturities of the mortgage are as follows:

Year Ending February 28,
2008	$2,930
2009	74,057

Total	$76,987

9.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

10.	Related Party Transactions

In the three and nine months ended November 30, 2007 and 2006, USBL included in continuing franchise fees revenues from MCI of $0, $75,000, $0, and $75,000 respectively.

In the three and nine months ended November 30, 2007 and 2006, USBL received advertising revenues from Spectrum totaling $0, $45,000, $61,000, and $188,500, respectively.

In the three and nine months ended November 30, 2007 and 2006, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $16,500, $49,500, $16,200, and $42,600, respectively.

In the three and nine months ended November 30, 2007 and 2006, USBL included in consulting fees expenses to MCI of $0, $75,000, $0, and $90,000 respectively.

11.	Commitment

On November 28, 2007, USBL executed an agreement with Colebrooke Capital, Inc. (“Colebrooke”). The agreement provides for Colebrooke to provide financial advisory services to USBL. As compensation, USBL is to pay Colebrooke monthly fees of $3,000 commencing December 15, 2007. In the event that a financing is consummated with a participant introduced to USBL by Colebrooke or with which Colebrooke was in discussions with on behalf of USBL, Colebrooke is to receive consideration equal to 7.5% of the total capital raised. For non-financing capital transactions Colebrooke is to earn a cash fee equal to 5% of the Transaction Value; alternatively and at Colebrooke’s option, Colebrooke may receive 6% of the Transaction Value in an equivalent form to that received or issued by USBL. The term of the agreement is four months and renews automatically unless either party has provided written notice of cancellation. Colebrooke’s engagement may be terminated by USBL or Colebrooke at any time upon 30 days written notice from one party to the other.

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

THREE MONTHS ENDED NOVEMBER 30, 2007 AS COMPARED TO NOVEMBER 30, 2006

Franchise fees revenues decreased $5,000 from $5,000 in 2006 to $0 in 2007.

Sponsorship and advertising revenues decreased $61,000 from $61,000 in 2006 to $0 in 2007. Sponsorship and advertising revenues in 2006 were received from the Company’s affiliate Spectrum Associates.

Operating expenses decreased $152,605 from $200,593 in 2006 to $47,988 in 2007. The decrease was due to the absence in 2007 of the $150,000 judgment reserve expense recorded in 2006 to provide for the ultimate resolution of the litigation described in Note 5 to the consolidated financial statements.

Net loss decreased $97,580 from $138,566 in 2006 to $40,986 in 2007. The decrease was due primarily to the $150,000 lower judgment reserve expense in 2007, offset partially by $65,699 lower revenues in 2007.

NINE MONTHS ENDED NOVEMBER 30, 2007 AS COMPARED TO NOVEMBER 30, 2006

Aggregate franchise fees decreased to $85,000 for the first nine months of 2007 from $109,250 for the first nine months of 2006. Franchise fees of $75,000 were received from MCI in both years, but third party franchise fees decreased from $34,250 in 2006 to $10,000 in 2007. Sponsorship and advertising revenues totaled $45,000 during the first nine months of 2007 as compared to $188,500 in the first nine months of 2006. In both years all sponsorship and advertising revenues were received from the Company’s affiliate Spectrum Associates. $169,500 and $306,100 of the 2007 and 2006 revenues, respectively, were derived from various related parties.

Operating expenses decreased $244,364 from $475,284 in 2006 to $230,920 in 2007. The decrease was due primarily to the $150,000 lower judgment reserve expense in 2007, the $15,000 decrease in consulting fees charged by MCI, the $25,941 decrease in referee fees, and the $42,218 decrease in travel and promotion expenses. Operating expenses for the nine months ended November 30, 2007 and 2006 included management fees of $75,000 and $90,000, respectively, to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer.

Net loss decreased $93,339 from $168,076 in 2006 to $74,737 in 2007. The decrease was due mainly to the $244,364 decrease in operating expenses, offset partially by the $143,500 decrease in advertising revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $501 and a working capital deficit of $1,119,768 at November 30, 2007. The Company's statement of cash flows reflects cash used in operations of $229,324 in 2007, which results primarily from the $74,737 net loss and the $150,000 decrease in the judgment reserve balance. Net cash provided by financing activities was $225,764 in 2007, primarily due to loans from related parties.

The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires approximately $200,000 of working capital to sustain operations over a 12-month period. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months and to schedule its next season, it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 22, 2008

EXHIBIT INDEX

Exhibit No.:	Description:

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002