Form 10KSB
period 2008-02-29
UNITED STATES BASKETBALL LEAGUE INC
filed 2008-06-13
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET, N.W.
WASHINGTON, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008
or
☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 001-15913

UNITED STATES BASKETBALL LEAGUE, INC.
(Name of Small Business Issuer in its Charter)

Delaware	06-1120072
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

183 Plaines Road, Suite 2, Milford, Connecticut	06461
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (203) 877-9508

Securities registered pursuant to Section 12(b) of the Exchange Act:
Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock - $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: $208,198.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 30, 2008 was approximately $329,597.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding as of May 30, 2008 was 3,482,527 shares. The number of shares of the registrant’s preferred stock outstanding as of May 30, 2008 was 1,105,679 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

Item 1. Description of Business.

a) History

The United States Basketball League (“USBL”, “we” or the “Company”) was incorporated in Delaware in May, 1984 as a wholly-owned subsidiary of Meisenheimer Capital, Inc. (“MCI”). MCI was and is a publicly owned company having made a registered public offering of its common stock in 1984. Since 1984, MCI has been under the control of the Meisenheimer family consisting of Daniel T. Meisenheimer III, his brother, Richard Meisenheimer, and their father and mother, Daniel Meisenheimer, Jr. and Mary Ellen Meisenheimer. Daniel Meisenheimer, Jr. died in September, 1999. Members of the Meisenheimer family also have a controlling interest in Spectrum Associates, Inc. (“Spectrum”), a company engaged in the manufacture of helicopter parts. From time to time, Spectrum has loaned money to us and has engaged in other revenue generating transactions with us.

b) Operations

We were incorporated by MCI for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). The League was originally conceived to provide a vehicle for college graduates interested in going professional with an opportunity to improve their skills and to showcase their skills in a professional environment. This approach affords the players an opportunity to perhaps be selected by one of the teams comprising the National Basketball Association (“NBA”) and to attend summer camp sponsored by that team. Today, our players also consist of free agents seeking to join an NBA team. USBL’s season (April through June of each year) was specifically designed to afford our League players the chance to participate in the various summer camps run by the teams in the NBA, which summer camps normally start in August each year. Since 1984 and up to the present time there have been approximately 150 players from our League who also have been selected to play for teams in the NBA. A sizable number of our players were eventually selected to play in NBA all star games. Additionally, a total of approximately 75 players were previously selected each year to play in the Continental Basketball Association (“CBA”) and the National Basketball Development League (the “NBDL”), the official developmental league of the NBA.

Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations. Although the 2008 season has been canceled, the USBL is now advertising for new franchisees in the newspapers, online, with its web site USBL.com, and with franchise brokers around the country. The USBL plans to have new teams participate in the 2009 season along with some of the old teams such as Salina, Kansas; Dodge City, Kansas; Enid, Oklahoma; Brooklyn, New York; and Pennsylvania.

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

Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high in the 1999 season of 13 franchises. There are no current active franchises since the USBL has suspended its 2008 season in order to restructure its operations. Many of the teams will return next year, but we do not know which ones. In addition, MCI owns two inactive franchises which pay annual royalty fees, and Spectrum Associates owns one.

At the present time we are offering franchises for $100,000. Our most recent sale was in 2007 at a price of $50,000, $10,000 as a down payment and the balance was to be paid over two years. We have been unable to receive more than $50,000 for a down payment on expansion teams and we require dues be paid prior to the year-end. This does not always allow us to receive all of the installments due on time. We therefore work with our franchisees to allow them to meet their local market obligations and carry their balance with the League until they can make payments. This is in the best interest of the USBL and its teams. The stronger the teams are in their markets the stronger the League becomes.

Since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $300,000. The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises. Because historically most of the franchises have not operated profitably, the asking price has been negotiated and in addition we have extended highly favorable installment plans. Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated. Based on the uncertainty of collecting franchise fees, we record those revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Discussions are now being held for new expansion teams for 2009, with a limit of 10 teams for the 2009 season.

The franchise agreements utilized by our Company affords us the right to terminate franchises for failure to pay the annual royalty fee, but in an effort to maintain the continuity of the League we have periodically elected not to do so in certain instances. In addition and because of our desire to have the League expand, historically, we have from time to time adjusted annual royalty fees in certain situations where the individual franchise has not been operating profitably. Our franchise agreement also entitles us to receive television revenues on a sharing basis with the teams in connection with the broadcasting of regional or national games. While in the past we have broadcasted on a regional basis, we have not received any significant revenues. We are also entitled to receive a percentage from the sale of team and league merchandise which is directly sold by us, primarily over the Internet. Revenues earned by us from merchandise have also been insignificant. Revenues from the sale by a team of its own merchandise are retained by the selling team. These sales have contributed to the individual team's revenues.

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

From the inception of the League, USBL has generally operated at a loss. This has been due to the poor sale of franchises and the inability of most of the franchises to generate sufficient revenues to pay their respective annual royalty fees. Because of the poor historical record, we have been dependent on loans from the principals and their affiliated companies to defray the cost of operations. See “Item 12 - Certain Relationships and Related Transactions.” Additionally and because of our poor performance for at least the last four years, our auditors have rendered qualified opinions based on their concerns as to our ability to continue as a going concern.

c)  Employees

Our Company has three full-time employees consisting of the chairman and League commissioner, Daniel Meisenheimer III, a director of administration, a director of public relations and a director of operations. We have also hired independent contractors for consulting work and as referees.

d) Future Plans

We have, as an ultimate goal, the establishment of at least forty (40) franchises throughout the United States, consisting of ten (10) teams in four regional divisions. This would result in regional play-off games and then a final championship series. We have been attempting to develop a formal association with the National Basketball Association (“NBA”). During fiscal 1998, the NBA selected us to handle a pre-draft camp for the Korean Basketball League for which we received a nominal fee. We believe that a formal association with the NBA would enhance the value of our franchises and attract more significant gate attendance, but there can be no assurances that we will ever be able to develop a formal working relationship. Currently, the NBA has its own development league, the NBDL. The NBDL competes against the reformed Continental Basketball Association. Neither of these leagues competes with the USBL’s season. Notwithstanding the lack of a formal relationship, the NBA is well aware that USBL represents a potential pool of qualified players. We will continue to pursue a more formal relationship with the NBA.

RISK FACTORS

Prospective investors as well as shareholders should be aware that an investment in USBL involves a high degree of risk. Accordingly, you are urged to carefully consider the following Risk Factors as well as all of the other information contained in this Annual Report and the information contained in the Financial Statements and the notes thereto.

Forward Looking Statements

When used in this report, the words “may”, “will”, “expect”, “anticipate”, “estimate” and “intend” and similar expressions are intended to identify forward looking statement within the meaning of Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Prospective investors are forewarned and cautioned that any forward looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within any such forward looking statements.

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

Our Basketball Season Competes with Other Professional Sporting Events

Our season from April to June is designed to afford players with the opportunity to showcase their professional ability to the teams comprising the National Basketball Association (“NBA”) and to be possibly selected to participate in NBA team’s summer camps in the latter part of July and August. As such, our schedule competes with other sporting events such as the NBA playoffs, baseball, golf and tennis. Additionally, our season comes at a time when spectators might normally prefer to be outdoors rather than indoors in an arena. These factors have had some impact on the League’s overall attendance.

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

We Have a Limited Public Market for Our Stock

  There are approximately 700,000 shares of common stock held by nonaffiliated shareholders and as such there is a limited public market for our common stock. As such, holders of our common stock may have difficulty in selling their shares.

Penny Stock Regulation

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ System). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information regarding penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers, who sell such securities to persons other than established customers and accredited investors, must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of activity, if any, in the market for our common stock.

Item 2.  Description of Property.

  Meisenheimer Capital Real Estate Holdings Inc. (“MCRE”), a wholly owned subsidiary of USBL, owns the property at 46 Quirk Road, Milford, Connecticut. Such property consists of three-quarters of an acre of real property and an office building of approximately 6,000 square feet. In the years ended February 29, 2008 and February 28, 2007, MCRE rented this property to USBL, Cadcom, Inc., a corporation controlled by the two officers of USBL, and other tenants under month to month agreements. Presently the property is vacant and not earning any rental income. At February 29, 2008 the balance on the mortgage (due in August 2008) was approximately $74,000.

Item 3.  Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

  The Common Stock trades on the Over-the-Counter Bulletin Board under the symbol “USBL”. The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company’s fiscal years ended February 28, 2007 and February 29, 2008.

	Fiscal 2007
	Closing Bid

	High	Low
First Quarter Ended 5/31/06	$1.01	$0.70
Second Quarter Ended 8/31/06	$1.01	$0.70
Third Quarter Ended 11/30/06	$0.95	$0.77
Fourth Quarter Ended 2/28/07	$0.78	$0.75

	Fiscal 2008
	Closing Bid

	High	Low
First Quarter Ended 5/31/07	$0.75	$0.60
Second Quarter Ended 8/31/07	$0.50	$0.50
Third Quarter Ended 11/30/07	$1.50	$0.51
Fourth Quarter Ended 2/29/08	$0.54	$0.47

The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

Approximately 700,000 shares of our Common Stock are held by approximately 300 holders of record. The shares held by members of the public were issued by us in connection with a private placement over ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

We have not paid any dividends and do not anticipate paying dividends in the future.

Our Preferred Stock is held by our officers and directors and affiliates. No member of the public holds any Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	0

Item 6 . Management's Discussion and Analysis or Plan of Operation.

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

Fiscal Year 2008 Compared To Fiscal Year 2007

For the year ended February 29, 2008 ("Fiscal 2008") continuing franchise fees amounted to $98,200 as compared to $109,250 in 2007. The aggregate decrease of $11,050 (10%) resulted from lower collections from active franchises. Advertising revenue totaled $45,000 in Fiscal 2008 as compared to $243,500 in 2007. Advertising fees were generated exclusively from an affiliate, Spectrum Associates, Inc., which ran advertisements in league bulletins, programs and brochures. Other revenues for 2008 were $78,198, which consist mainly of rental income. Of the Fiscal 2008 and 2007 revenues, $198,000 and $374,000, respectively, were derived from various related parties.

Operating expenses decreased $203,215 from $526,478 in 2007 to $323,263 in 2008, primarily due to the $150,000 judgment reserve expense recorded in 2007 to provide for the ultimate resolution of certain litigation. Operating expenses for 2007 and 2008 include management fees of $90,000 and $75,000, respectively, paid to MCI for management services, including the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer.

Net loss decreased $5,432 from $145,099 in 2007 to $139,667 in 2008. The decrease is due primarily to the $150,000 judgment reserve expense in 2007 and the $53,215 decrease in other operating expenses, offset by the $192,182 decrease in revenues.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,183,400 at February 29, 2008. The Company's statement of cash flows reflects net cash used in operations of $264,192, which is due primarily to the $139,667 net loss and the $150,000 reduction in the judgment reserve liability. Net cash provided by financing activities was $278,106, which is due primarily to the net increase in amounts due to related parties.

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

Off-Balance Sheet Arrangements

The Company does not presently have any off-balance sheet arrangements.

Item 7.   Financial Statements.

The Financial Statements appear commencing on page F-1 hereof.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8AT. Controls and Procedures.

Based on their evaluation as of February 29, 2008, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 29, 2008. We are continuing to take steps to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended February 29, 2008. We believe that internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B. Other Information.

None.
PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following persons served as our directors and executive officers for the fiscal year ended February 29, 2008. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position

Daniel T. Meisenheimer III	57	Chairman of the Board and President

Richard C. Meisenheimer	54	Chief Financial Officer and Director

Background of Executive Officers and Directors

Daniel T. Meisenheimer III (“Mr. Meisenheimer III”) has been Chairman of the Board and President of the Company since its inception in 1984. Mr. Meisenheimer III has also been the Chairman of the Board and President of MCI, USBL’s parent, since 1983 and occupies the same positions in Cadcom, Inc., a former subsidiary of MCI, and Meisenheimer Capital Real Estate Holdings, Inc. (“MCR”). Mr. Meisenheimer III is also a shareholder and director of Synercom, Inc. (“Synercom”), a Meisenheimer family-owned holding company which owns Spectrum Associates, Inc., a shareholder of USBL and which company has loaned USBL funds.

Richard C. Meisenheimer (“R. Meisenheimer”), brother of Mr. Meisenheimer III, has acted as Chief Financial Officer and a Director of USBL since the inception of the business in 1983. R. Meisenheimer has also been associated with Spectrum Associates, Inc. since 1976 and is now the President of that Company. Spectrum owns 34.1% of USBL Preferred Stock and 6.7% of USBL Common Stock.

The Company does not have a separate audit committee. The Board of Directors functions as the audit committee. Richard Meisenheimer qualifies as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2008.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item 10. Executive Compensation.

For many years our only two officers, D. Meisenheimer III and R. Meisenheimer, have not received or taken any salaries from USBL. There are no formal employment agreements between D. Meisenheimer III and R. Meisenheimer and they have not been paid any salary for the last four years. MCI, of which both D. Meisenheimer III and R. Meisenheimer are also senior officers and shareholders, charged our Company management fees of $75,000 and $90,000, respectively, for the years ended February 29, 2008 and February 28, 2007, as consideration for the services provided by D. Meisenheimer and R. Meisenheimer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have 30,000,000 shares of authorized Common Stock, of which 3,522,502 shares are currently issued and 3,482,527 shares are currently outstanding. We also have 2,000,000 authorized shares of Convertible Preferred Stock, of which 1,105,679 shares are currently issued and outstanding.

The following table sets forth certain information as of May 31, 2008 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class

Daniel T. Meisenheimer III (1)	143,998 Preferred Stock (1)	13.0%
c/o The United States Basketball League	437,400 Common Stock	12.6%
183 Plains Road, Suite 2
Milford, CT 06461

Estate of Daniel T. Meisenheimer, Jr.(2)	182,723 Preferred Stock	16.5%
c/o Spectrum Associates	12,000 Common Stock	*
183 Plains Road, Suite 1
Milford, CT 06461

Richard C. Meisenheimer(3)	142,285 Preferred Stock	12.9%
884 Robert Treat Ext.	5,000 Common Stock	*
Orange, CT 06477

Meisenheimer Capital Inc.	140,000 Preferred Stock	12.7%
183 Plains Road, Suite 2	2,095,000 Common Stock	60.2%
Milford, CT 06461

Spectrum Associates, Inc. (4)	376,673 Preferred Stock	34.1%
183 Plains Road, Suite 2	231,857 Common Stock	6.7%
Milford, CT 06461

All Officers and Directors as a Group	286,283 Preferred Stock	25.9%
	442,400 Common Stock	12.7%
_________________________
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

(4) Between the various members of the Meisenheimer family and their affiliates, Spectrum Associates, Inc. and MCI, the Meisenheimers effectively control 89% of the outstanding Preferred Stock and 80% of the outstanding Common Stock of USBL. No public shareholders own any Preferred Stock of USBL.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Loans

For at least the last ten years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 29, 2008, USBL and MCRE were indebted to the principals or their affiliated companies in the sum of $1,044,604. Of the foregoing amount, Spectrum is owed the sum of $578,919. The principals (D. Meisenheimer III and R. Meisenheimer) are owed $345,685 and the mother of D. Meisenheimer and R. Meisenheimer is owed $120,000.

Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities. Continuing franchise fees from companies controlled by the Meisenheimer family, including MCI and Spectrum, were $75,000 for each of the years ended February 29, 2008 and February 28, 2007.

In addition, Spectrum has purchased advertising from us in the form of arena signage, TV commercials, tickets, and program and year book advertising space. For the years ended February 29, 2008 and February 28, 2007, we earned advertising fees of $45,000 and $243,500, respectively, from Spectrum.

Director Independence

The Company’s Board of Directors is comprised of Daniel T. Meisenheimer III and Richard C. Meisenheimer. None of the directors are independent under the independence standards applicable to the small business issuer.

Item 13. Exhibits.

a)	Exhibits

*3(i)	Certificate of Incorporation (May 29, 1984)

*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b	Amended Certificate of Incorporation (March 5, 1986)

*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d	Amended Certificate of Incorporation (June 30, 1995)

*3(i)e	Amended Certificate of Incorporation (January 12, 1996)

*3(i)f	Certificate of Renewal (June 23, 1995)

*3(i)g	Certificate of Renewal (May 22, 2000)

*3.9	By-Laws of USBL

*3.10	Amended By-Laws

+10.1	Standard Franchise Agreement of USBL

21	Subsidiaries—Meisenheimer Capital Real Estate Holdings, Inc.

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
*Incorporated by reference to the Company’s Registration Statement on Form 10-SB, and amendments thereto, filed with the SEC on May 30, 2000.

+Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

We were billed $21,000 and $18,000 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 29, 2008 and February 28, 2007, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-QSB.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 29, 2008 or February 28, 2007 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 29, 2008 or February 28, 2007.

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

I have audited the accompanying consolidated balance sheets of United States Basketball League, Inc. and subsidiary (the “Company”) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended February 29, 2008 and February 28, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2008 and February 28, 2007, and the results of its operations and cash flows for the years ended February 29, 2008 and February 28, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
June 10, 2008

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

February 29, 2008 and February 28, 2007

	February 29, 2008	February 28, 2007
Assets

Current Assets:
Cash and cash equivalents	$17,975	$4,061
Marketable equity securities	3,642	1,149
Inventory	5,000	8,573
Prepaid expenses and other current assets	-	600
Due from related parties	28,895	14,459
Total Current Assets	55,512	28,842
Property, net of accumulated depreciation of $24,614 and 19,422, respectively	252,386	257,578
Total Assets	$307,898	$286,420

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$73,375	$59,902
Judgement Reserve	-	150,000
Credit card obligations	96,688	91, 558
Due to related parties	994,604	691,432
Current portion of mortgage payable	74,245	10,697
Total Current Liabilities	1,238,912	1,003,589

Due to related parties	50,000	50,000
Mortgage Payable	-	74,178

Total Liabilities	1,288,912	1,127,767

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,522,502 shares issued	35,225	35,225
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,668,155	2,668,155
Deficit	(3,652,997)	(3,513,330)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficiency	(981,014)	(841,347)
Total Liabilities and Stockholders' Deficiency	$307,898	$286,420

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended February 29, 2008 and February 28, 2007	2008	2007
Revenues:
Initial franchise fees	$-	$-
Continuing franchise fees	98,200	109,250
Advertising	45,000	243,500
Other	78,198	60,830
	221,398	413,580
Operating Expenses:
Consulting	85,500	106,200
Referee fees	33,700	46,141
Salaries	58,800	57,678
Travel and promotion	19,390	59,288
Depreciation	5,192	5,192
Judgment Reserve	-	150,000
Other	120,681	101,979
	323,263	526,478
Loss from Operations	(101,865)	(112,898)

Other Income (Expenses):
Interest expense	(37,105)	(29,009)
Gain (loss) on marketable equity securities	(714)	(3,294)
Interest income	17	102
	(37,802)	(32,201)

Net Loss	$(139,667)	$(145,099)

Net Loss Per Common Share – basic and diluted	$(0.04)	$(0.04)

Weighted Average Number of Common Shares Outstanding - basic and diluted	3,487,627	3,483,165

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY Consolidated Statements of Stockholders’ Deficiency

Years Ended February 29, 2008 and February 28, 2007

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2006	3,527,602	$35,276	1,105,679	$11,057	$2,671,929	$(3,368,231)	39,975	$(42,454)	$(692,423)
Cancellation of stock issued for services	(5,100)	(51)	-	-	(3,774)	-	-	-	(3,825)
Net Loss	-	-	-	-	-	(145,099)	-	-	(145,099)
Balance, February 28, 2007	3,522,502	35,225	1,105,679	11,057	2,668,155	(3,513,330)	39,975	(42,454)	(841,347)

Net Loss	-	-	-	-	-	(139,667)	-	-	(139,667)
Balance, February 29, 2008	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,652,997)	39,975	$(42,454)	$(981,014)

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended February 29, 2008 and February 28, 2007	2008		2007

Cash Flows from Operating Activities:
Net loss		$(139,667)	$(145,099)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation		5,192	5,192
Non-cash compensation		-	(3,825)
Judgment reserve		(150,000)	150,000

Change in operating assets and liabilities:
Marketable equity securities		(2,493)	46,255
Inventory		3,573	-
Prepaid expenses and other current assets		600	-
Accounts payable and accrued expenses Credit card obligations		13,473 5,130	(15,051) 2,591
Net Cash Provided By (Used In) Operating Activities		(264,192)	40,063

Cash Flows from Financing Activities:

Decrease (increase) in due from related parties		(14,436)	(14,459)
Increase (decrease) in due to related parties		303,172	(17,212)
Decrease in mortgage payable		(10,630)	(9,848)
Net Cash Provided By (Used In) Financing Activities		278,106	(41,519)

Net Increase (Decrease) in Cash		13,914	(1,456)
Cash and Cash Equivalents, beginning of year		4,061	5,517
Cash and Cash Equivalents, end of year		$17,975	$4,061
Supplemental disclosures of cash flow information:
Interest paid		$37,105	$29,009
Income tax paid	$	_ -	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. ("USBL"), incorporated in Delaware on May 29, 1984, operates a professional summer basketball league through franchises located in the eastern and midwestern parts of the United States. USBL’s wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”), owns a commercial building in Milford, Connecticut. In December 2007, USBL announced the suspension of its 2008 season and its decision to increase the number of franchises before scheduling the next season.

At February 29, 2008, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,183,400, a stockholders’ deficiency of $981,014, and accumulated losses of $3,652,997. This factor, as well as the Company’s reliance on related parties (see notes 7 and 10), raises substantial doubt as to the Company's ability to continue as a going concern.

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

Fair value disclosures – The carrying amounts of the Company’s financial instruments, which consist of cash and cash equivalents, marketable equity securities, due from related parties, accounts payable and accrued expenses, credit card obligations, due to related parties, and mortgage payable, approximate their fair value due to their short term nature or based upon values of comparable instruments.

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the years ended February 29, 2008 and 2007 was $(714) and $(14,861) respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at February 29, 2008 was $100,000.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $640,000) attributable to the USBL net operating loss carryforward.

As of February 29, 2008, USBL had a net operating loss carryforward of approximately $1,600,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 29, 2028.

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

Advertising costs – Advertising costs are expensed as incurred and were $1,080 and $2,282 for the years ended February 29, 2008 and February 28, 2007, respectively.

Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) "Accounting for Stock-Based Compensation". No stock options were granted during the years ended February 29, 2008 and 2007 and none are outstanding at February 29, 2008.

Earnings (loss) per share – SFAS No. 128, "Earnings Per Share" establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for all periods presented as the result would have been antidilutive.

Comprehensive income - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

Referee fees - The Company's principal obligation under the franchise agreements is to provide referees for the league.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Due from Related Parties

Due from related parties consist of:
	February 29,	February 28,
	2008	2007
Due from Meisenheimer Capital, Inc. (“MCI”),
controlling stockholder of USBL, non-interest
bearing, due on demand	$26,895	$14,459

Due from Synercom, Inc. (“Synercom”), a
corporation controlled by the two officers
of USBL, non-interest bearing, due on demand	2,000	-

Total	$28,895	$14,459

4.	Property, Net

Property net consists of:

	February 29, 2008	February 28, 2007
Land	$121,253	$121,253
Building	155,747	155,747

Total	277,000	277,000
Less accumulated depreciation	24,614	19,422
Property, net	$252,386	$257,578

MCREH leases the property to other tenants on a month-to-month basis. Rental income from the other tenants (which is included in other revenues in the consolidated statements of operations) for the years ended February 29, 2008 and February 28, 2007 was $78,000 and $59,500, respectively.

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

Effective July 31, 2007, the Company and Lexcar, LLC executed a settlement agreement whereby Lexcar was paid $140,000 in full and final settlement of this matter. The $10,000 lower amount paid then reserved for has been reflected in the accompanying statements of operations for the year ended February 29, 2008 as a reduction in other operating expenses.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.
Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties
Due to related parties consist of:

	February 29, 2008	February 28, 2007
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$553,919	$436,920
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	300,685	254,512
MCREH note payable to mother of the two officers of USBL, interest of 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	-
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	-
MCREH note payable to mother of the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	-

Total	1,044,604	741,432
Less current portion	(994,604)	(691,432)
Noncurrent portion	$50,000	$50,000

For the years ended February 29, 2008 and February 28, 2007, interest due under the USBL loans were waived by the respective lenders.

8.	Mortgage Payable

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

In each of the years ended February 29, 2008 and February 28, 2007, USBL included in continuing franchise fees revenues from MCI and Spectrum of $75,000.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the years ended February 29, 2008 and February 28, 2007, USBL received advertising revenues from Spectrum totaling $45,000 and $243,500, respectively.

In the years ended February 29, 2008 and February 28, 2007, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $78,000 and $55,500, respectively.

In the years ended February 29, 2008 and February 28, 2007, USBL included in consulting fees expenses to MCI of $75,000 and $90,000 respectively.

11.	Commitment and Contingencies

Rental Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008 and expiring December 2009.

Financial Advisory Agreement

On November 28, 2007, USBL executed an agreement with Colebrooke Capital, Inc. (“Colebrook”). The agreement provides financial advisory services to USBL. As compensation, USBL is to pay Colebrooke monthly fees of $3,000 commencing December 15, 2007. In the event that a financing is consummated with a participant introduced to USBL by Colebrooke or with which Colebrooke was in discussions with on behalf of USBL, Colebrooke is to receive consideration equal to 7.5% of the total capital raised. For non financing capital transactions, Colebrooke is to earn a cash fee equal to 5% of the Transaction Value; alternatively and at Colebrooke’s option, Colebrooke may receive 6% of the Transaction Value in an equivalent form to that received or issued by USBL. The term of the agreement is four months and renews automatically unless either party has provided written notice of cancellation. Colebrooke’s engagement may be terminated by USBL or Colebrooke at any time upon 30 days written notice from one party to the other.

Suspension of 2008 Season

In December 2007, USBL announced the suspension of its 2008 season. This suspension may result in claims and legal actions from franchisees. As of June 10, 2008, no such claims and legal actions have been made.

12.	Subsequent Event
In April 2008, Cadcom vacated the MCREH property. Presently, MCREH has no tenants at the property and is not earning any rental income.

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

Name	Capacity	Date

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III	Director and President (principal executive officer)	June 12, 2008

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer	Director and Chief Financial Officer (principal financial and accounting officer)	June 12, 2008

EXHIBIT INDEX

*3(i)	Certificate of Incorporation (May 29, 1984)

*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b	Amended Certificate of Incorporation (March 5, 1986)

*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d	Amended Certificate of Incorporation (June 30, 1995)

*3(i)e	Amended Certificate of Incorporation (January 12, 1996)

*3(i)f	Certificate of Renewal (June 23, 1995)

*3(i)g	Certificate of Renewal (May 22, 2000)

*3.9	By-Laws of USBL

*3.10	Amended By-Laws

+10.2	Standard Franchise Agreement of USBL

21	Subsidiaries—Meisenheimer Capital Real Estate Holdings, Inc.

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to the Company’s Registration Statement on Form 10-SB, and amendments thereto, filed with the SEC on May 30, 2000.

+Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.