Form 10-Q
period 2008-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2008-07-21
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to________

Commission File Number 1-15913

UNITED STATES BASKETBALL LEAGUE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1120072
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

183 Plains Road, Suite 2, Milford, Connecticut 06461
(Address of Principal Executive Offices)

(203) 877-9508
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 16, 2008, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31, 2008	February 29, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,922	$17,975
Marketable equity securities	3,642	3,642
Inventory	5,000	5,000
Due from related parties	31,737	28,895
Total current assets	43,301	55,512

PROPERTY, NET	251,088	252,386
Total assets	$294,389	$307,898

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$53,311	$73,375
Credit card obligations	111,135	96,688
Due to related parties	1,035,497	994,604
Current portion of mortgage payable	71,467	74,245

Total current liabilities	1,271,410	1,238,912
Due to related parties, net of current portion	50,000	50,000
Total Liabilities	1,321,410	1,288,912
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,522,502 and 3,522,502, shares respectively	35,225	35,225
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,668,155	2,668,155
Deficit	(3,699,004)	(3,652,997)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(1,027,021)	(981,014)

Total liabilities and stockholders’ deficiency	$294,389	$307,898

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 31, 2008	May 31, 2007

REVENUES:
Initial franchise fees	$-	$-
Continuing franchise fees	10,000	55,000
Sponsorship/advertising	-	45,000
Other	11,000	16,542
	21,000	116,542

OPERATING EXPENSES:
Consulting	-	48,500
Referee fees	-	11,600
Salaries	14,700	14,950
Travel and promotion	11,395	5,772
Depreciation	1,298	1,298
Other	30,312	27,621
	57,705	109,741

Income (loss) from operations	(36,705)	6,801

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	-	(175)
Interest and other expense	(9,304)	(5,567)
Interest and dividend income	2	12
	(9,302)	(5,730)

NET INCOME (LOSS)	$(46,007)	$1,071

Earnings (loss) per common share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,482,527	3,482,527
Diluted	4,588,206	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares		Shares		Paid-in		Treasury	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Deficiency

Balance February 29, 2008	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,652,997)	$(42,454)	$(981,014)
Net Income (loss)		-	-	-	-	(46,007)	-	(46,007)

Balance May 31, 2008	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,699,004)	$(42,454)	$(1,027,021)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 31, 2008	May 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(46,007)	$1,071
Adjustments to reconcile net income(loss) to net cash (used in) provided by operating activities:
Depreciation	1,298	1,298
Change in operating assets and liabilities:
Marketable equity securities	-	175
Accounts payable and accrued expenses	(20,064)	16,864
Credit card obligations	14,447	(7,700)

Net cash (used in) provided by operating activities	(50,326)	11,708

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	(2,842)	(17,188)
Increase (decrease) in due to related parties	40,893	9,507
Decrease in mortgage payable	(2,778)	(2,652)

Net cash provided by (used in) financing activities	35,273	(10,333)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,053)	1,375

CASH AND CASH EQUIVALENTS, beginning of period	17,975	4,061

CASH AND CASH EQUIVALENTS, end of period	$2,922	$5,436
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$6,854	$5,958
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2008
(Unaudited)

1.	Description of Business and Basis of Presentation:

United States Basketball League, Inc. (“USBL”), incorporated in Delaware on May 29, 1984, operates a professional summer basketball league through franchises located in the United States. Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut.

At May 31, 2008, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,228,109, a stockholders’ deficiency of $1,027,021, and accumulated losses of $3,699,004. This factor, as well as the Company’s reliance on related parties (see Notes 6 and 9) creates an uncertainty as to the USBL’s ability to continue as a going concern.

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

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended May 31, 2008 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2009. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-KSB for the year ended February 29, 2008.

2.	Summary of Significant Accounting Policies:

Principles of consolidation - The accompanying consolidated financial statements include the accounts of USBL and MCREH. All significant intercompany accounts and transactions have been eliminated.

Fair value disclosures – The carrying amounts of the Company’s financial instruments, which consist of cash and cash equivalents, marketable equity securities, due from related parties, accounts payable and accrued expenses, credit card obligations, due to related parties and mortgage payable, approximate their fair value due to their short term nature or based upon values of comparable instruments.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended May 31, 2008 and 2007 was $0 and $(175), respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at May 31, 2008 was $100,000.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $658,400) attributed to the net operating loss carryforward.

As of May 31, 2008, the Company had a net operating loss carryforward of approximately $1,646,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 29, 2029.

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

Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R), “Accounting for Stock-Based Compensation.” No stock options were granted during 2008 and 2007 and none are outstanding at May 31, 2008.

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

Referee fees – The Company’s principal obligation under the franchise agreements is to provide referees for the league.

3.	Due from related parties

Due from related parties consist of:

	May 31,	February 29,
	2008	2008
	(unaudited)
Due from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$29,737	$26,895

Due from Synercom, Inc. (“Synercom”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	2,000	2,000

Total	$31,737	$28,895

4.	Property, Net

Property, net consists of:

	May 31,	February 29,
	2008	2008
	(unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Less accumulated depreciation	(25,912)	(24,614)

Property, net	$251,088	$252,386

MCREH leases the property on a month-to-month basis. Rental income (which is included in other revenues in the consolidated statements of operations) for the three months ended May 31, 2008 and 2007 was $11,000 and $16,500, respectively.

In April 2008, Cadcom vacated the MCREH property. Presently, MCREH has no tenants at the property and is not earning any rental income.

5.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

6.	Due to Related Parties

Due to related parties consists of:

	May 31, 2008	February 29, 2008
	Unaudited
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$574,420	$553,919
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	321,077	300,685
MCREH note payable to mother of the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to mother of the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
Total	1,085,497	1,044,604
Less current portion	(1,035,497)	(994,604)

Non current portion	$50,000	$50,000

For the three months ended May 31, 2008 and 2007, certain interest due under these loans were waived by the respective lenders.

7.	Mortgage Payable

The mortgage bears interest at 7.06% per annum, is payable in monthly installments of principal and interest of $1,362 through July 2008, and provides for a balloon payment of $69,373 in August 2008.

The mortgage is guaranteed by the Company’s officers.

8.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

In the three months ended May 31, 2008 and 2007, USBL included in continuing franchise fees revenues from MCI of $0 and $45,000, respectively, and revenues from Spectrum of $10,000 and $0 respectively.

In the three months ended May 31, 2008 and 2007, USBL received advertising revenues from Spectrum totaling $0 and $45,000, respectively.

In the three months ended May 31, 2008 and 2007, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $11,000 and $16,500, respectively.

In the three months ended May 31, 2008 and 2007, USBL included in consulting fees expenses to MCI of $0 and $45,000, respectively.

10.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008.

Financial Advisory Agreement

On November 28, 2007, USBL executed an agreement with Colebrooke Capital, Inc. (“Colebrooke”). The agreement provided for Colebrooke to provide financial advisory services to USBL. As compensation, USBL was to pay Colebrooke monthly fees of $3,000 commencing December 15, 2007. In the event that a financing is consummated with a participant introduced to USBL by Colebrooke or with which Colebrooke was in discussions with on behalf of USBL, Colebrooke is to receive consideration equal to 7.5% of the total capital raised. For non financing capital transactions, Colebrooke is to earn a cash fee equal to 5% of the Transaction Value; alternatively and at Colebrooke’s option, Colebrooke may receive 6% of the Transaction Value in an equivalent form to that received or issued by USBL. The term of the agreement was four months and was to renew automatically unless either party provided written notice of cancellation. Colebrooke’s engagement may be terminated by USBL or Colebrooke at any time upon 30 days written notice from one party to the other.

No monthly fees to Colebrooke were paid or accrued in the three months ended May 31, 2008. The Company has obtained a verbal waiver of such fees from Colebrooke.

Suspension of 2008 Season

In December 2007, USBL announced the suspension of its 2008 season. This suspension may result in claims and legal actions from franchisees. As of June 18, 2008, no such claims and legal actions have been made.

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

THREE MONTHS ENDED MAY 31, 2008 AS COMPARED TO MAY 31, 2007

Aggregate franchise fees decreased to $10,000 for the first quarter of 2008 from $55,000 in the first quarter of 2007. Sponsorship and advertising revenues totaled $0 during the first quarter of 2008 as compared to $45,000 in the first quarter of 2007. This was due to a decrease in revenues from the Company’s affiliate Spectrum Associates. $21,000 and $116,500 of the 2008 and 2007 first quarter revenues, respectively, were derived from various related parties.

Operating expenses decreased from $109,741 for the three months ended May 31, 2007 to $57,705 for the three months ended May 31, 2008. The decrease in operating expenses was primarily due to lower referee fees and a decrease in management fees paid to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard C. Meisenheimer, as a result of the suspension of the 2008 season.

Interest and other expense increased to $9,304 in 2008, as compared to $5,567 in 2007.

Net loss for the three months ended May 31, 2008 was $46,007 as compared to income of $1,071 for the three months ended May 31, 2007. This $47,078 decrease is due mainly to the $95,542 decrease in revenues, offset by the $52,036 decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $2,922 and a working capital deficit of $1,228,109 at May 31, 2008. The Company's statement of cash flows reflects cash used in operating activities of $50,326, which results primarily from the net loss for the quarter. Net cash provided by financing activities was $35,273 in 2008 compared to cash used of $10,333 in 2007.

The Company's ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2009 season and the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period. Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2009 season within the next 12 months it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES BASKETBALL LEAGUE, INC.

By:	/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III
Chairman and President

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director

Date: July 21, 2008

EXHIBIT INDEX

Exhibit No.:	Description:

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002