Form 10-Q
period 2008-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2008-10-08
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 7, 2008, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2008	February 29, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$79,847	$17,975
Marketable equity securities	67,173	3,642
Inventory	5,000	5,000
Due from related parties	32,390	28,895
Total current assets	184,410	55,512

PROPERTY, NET	249,790	252,386
Total assets	$434,200	$307,898

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$200,486	$73,375
Credit card obligations	111,641	96,688
Due to related parties	1,079,922	994,604
Current portion of mortgage payable	69,566	74,245

Total current liabilities	1,461,615	1,238,912
Due to related parties, net of current portion	50,000	50,000
Total Liabilities	1,511,615	1,1288,912

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000shares authorized; issued and outstanding3,522,502 and 3,522,502, shares respectively	35,225	35,225
Preferred stock, $0.01 par value; 2,000,000shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,668,155	2,668,155
Deficit	(3,749,398)	(3,652,997)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(1,077,415)	(981,014)

Total liabilities and stockholders’ deficiency	$434,200	$307,898

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007

REVENUES:
Initial franchise fees	$-	$-	$-	$-
Continuing franchise fees	10,000	30,000	20,000	85,000
Sponsorship/advertising	-	-	-	45,000
Other	11,000	16,581	22,000	33,123
	21,000	46,581	42,000	163,123

OPERATING EXPENSES:
Consulting	4,500	30,000	4,500	78,500
Referee fees	-	8,600	-	20,200
Salaries	14,700	14,950	29,400	29,900
Travel and promotion	9,827	(2,394)	21,222	3,378
Depreciation	1,298	1,298	2,596	2,596
Other	45,903	20,737	76,215	48,358
	76,228	73,191	133,933	182,932

Income (loss) from operations	(55,228)	(26,610)	(91,933)	(19,809)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	13,291	(846)	13,291	(1,021)
Interest expense	(8,527)	(7,368)	(17,831)	(12,935)
Interest income	70	2	72	14
	4,834	(8,212)	(4,468)	(13,942)

NET INCOME (LOSS)	$(50,394)	$(34,822)	$(96,401)	$(33,751)

Earnings (loss) per common share:
Basic	$(.01)	$(.01)	$(.03)	(.01)
Diluted	$(.01)	$(.01)	$(.03)	(.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,482,527	3,482,527	3,482,527	3,482,527
Diluted	4,588,206	4,588,206	4,588,206	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares		Shares		Paid-in		Treasury	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Deficiency

Balance February 29, 2008	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,652,997)	$(42,454)	$(981,014)
Net Income (loss)		-	-	-		(46,007)		(46,007)

Balance May 31, 2008	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,699,004)	$(42,454)	$(1,027,021)

Net loss	-	-	-	-	-	(50,394)	-	(50,394)

Balance August 31, 2008	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,749,398)	$(42,454)	$(1,077,415)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 31, 2008	August 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(96,401)	$(33,751)
Adjustments to reconcile net income(loss) to net cash (used in) provided by operating activities:
Depreciation	2,596	2,596
Change in operating assets and liabilities:
Marketable equity securities	(63,531)	(1,886)
Accounts payable and accrued expenses	127,111	(7,496)
Credit card obligations	14,953	4,870
	81,129	(151,916)
Net cash (used in) provided by operating activities	(15,272)	(185,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from (Repayments to) related parties	81,823	188,088
Decrease in mortgage payable	(4,679)	(5,269)

Net cash provided by financing activities	77,144	182,819

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	61,872	(2,848)

CASH AND CASH EQUIVALENTS, beginning of period	17,975	4,061

CASH AND CASH EQUIVALENTS, end of period	$79,847	$1,213
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,930	$11,247
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2008
(Unaudited)

1.	Description of Business and Basis of Presentation:

United States Basketball League, Inc. (“USBL”), incorporated in Delaware on May 29, 1984, operates a professional summer basketball league through franchises located in the United States. Its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”), owns a commercial building in Milford, Connecticut.

At August 31, 2008, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,277,205, a stockholders’ deficiency of $1,077,415, and accumulated losses of $3,749,398. These factors, as well as the Company’s reliance on related parties (see Notes 6 and 9), create an uncertainty as to the USBL’s ability to continue as a going concern.

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

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2008 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2009. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-KSB for the year ended February 29, 2008.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months and six months ended August 31, 2008 and 2007 was $13,291, $13,291, $(846), and $(1,021), respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at August 31, 2008 was $100,000.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $680,000) resulting from the net operating loss carryforward.

As of August 31, 2008, the Company had a net operating loss carryforward of approximately $1,700,000 available to offset future taxable income. The carryforward expires in varying amounts through year ended February 28, 2029.

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

Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS No. 123(R), “Share – Based Payment.” No stock options were granted during 2008 and 2007 and none are outstanding at August 31, 2008.

Earnings (loss) per share - SFAS No. 128, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2008 and 2007 as the result would have been antidilutive.

Comprehensive income– Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Comprehensive income (loss) was equivalent to net income (loss) for all periods presented.

Referee fees– The Company’s principal obligation under the franchise agreements is to provide referees for the league.

3.	Due from Related Parties –

Due from related parties consist of:

	August 31,	February 29,
	2008	2008
	(unaudited)

Due from Meisenheimer Capital, Inc. (“MCI”),controlling stockholder of USBL, non-interest bearing, due on demand	$30,390	$26,895

Due from Synercom (“Synercom”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	2,000	2,000

Total	$32,390	$28,895

4.	Property, Net

Property, net consists of:

	August 31,	February 29,
	2008	2008
	(unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Accumulated depreciation	(27,210)	(24,614)

Property, net	$249,790	$252,386

MCREH leases the property on a month-to-month basis. Rental income from the other tenants (which is included in other revenues in the consolidated statements of operations) for the three and six months ended August 31, 2008 and 2007 was $11,000, $22,000, $16,581, and $33,123, respectively.

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

6.	Due to Related Parties

Due to related parties consists of:

	August 31, 2008	February 29, 2008
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$612,420	$553,919
USBL loans payable to the two officers of USBL interest at 6%, due on demand	327,502	300,685
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest of 7%, due on demand, secured by MCREH property	70,000	70,000
Total	1,129,922	1,044,604
Less current portion	(1,079,922)	(994,604)
Noncurrent portion	$50,000	$50,000

For the six months ended August 31, 2008 and 2007, interest due under the USBL loans payable were waived by the respective lenders.

7.	Mortgage Payable

The mortgage bears interest at 7.06% per annum, is payable in monthly installments of principal and interest of $1,362 through July 2008, and provides for a balloon payment of $69,373 in August 2008 (which has not yet been paid). The mortgage is guaranteed by the Company’s officers.

8.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

In the three and six months ended August 31, 2008 and 2007, USBL included in continuing franchise fees revenues from MCI of $0, $0, $30,000, and $75,000, respectively, and revenues from Spectrum of $10,000, $20,000, $0, and $0, respectively.

In the three and six months ended August 31, 2008 and 2007, USBL received advertising revenues from Spectrum totaling $0, $0, $0, and $45,000, respectively.

In the three and six months ended August 31, 2008 and 2007, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $11,000, $22,000, $16,500, and $33,000, respectively.

In the three and six months ended August 31, 2008 and 2007, USBL included in consulting fees expenses to MCI of $0, $0, $30,000, and $75,000, respectively.

10.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008.

Financial Advisory Agreement

On November 28, 2007, USBL executed an agreement with Colebrooke Capital, Inc. (“Colebrooke”). The agreement provided for Colebrooke to provide financial advisory services to USBL. As compensation, USBL was to pay Colebrooke monthly fees of $3,000 commencing December 15, 2007. In the event that a financing is consummated with a participant introduced to USBL by Colebrooke or with which Colebrooke was in discussions with on behalf of USBL, Colebrooke is to receive consideration equal to 7.5% of the total capital raised. For non-financing capital transactions, Colebrooke is to earn a cash fee equal to 5% of the Transaction Value; alternatively and at Colebrooke’s option, Colebrooke may receive 6% of the Transaction Value in an equivalent form to that received or issued by USBL. The term of the agreement was four months and was to renew automatically unless either party provided written notice of cancellation. Colebrooke’s engagement may be terminated by USBL or Colebrooke at any time upon 30 days written notice from one party to the other.

No monthly fees to Colebrooke were paid or accrued in the six months ended August 31, 2008. The Company has obtained a verbal waiver of such fees from Colebrooke.

Suspension of 2008 Season

In December 2007, USBL announced the suspension of its 2008 season. This suspension has resulted in one legal action and may result in additional claims and legal actions from franchisees.

Litigation

On June 30, 2008, a legal action was commenced by Albany Patroons, Inc., a franchisee of USBL, against the Company in the United States District Court for the Northern District of New York. The complaint alleges breach of contract by USBL due to the suspension of the 2008 season and seeks total damages of $285,000. On September 5, 2008, the Company answered the complaint and asserted a counter-claim against plaintiff for breach of franchise agreement and/or memorandum of agreement. The Company believes that it has a meritorious defense to the action and does not expect the ultimate resolution of this matter to have a material adverse effect on its consolidated financial condition or results of operations.

South Korean Venture

In August 2008, the Company received $170,667 from a third party to investigate business opportunities with the South Korea Basketball League, and with prospective South Korean sponsors. Under a verbal agreement with the third party, the $170,667 is to be used to pay certain expenditures approved by the third party in connection with such investigation. In August 2008, the Company paid $60,000 to a consulting firm approved by the third party. Since the third party effectively controls the funds, the Company recorded the $170,667 as a liability (not as revenue) and recorded the $60,000 expenditure as a reduction of the liability (not as an expense). At August 31, 2008, the Company has included the $110,667 unexpended portion of the money in accounts payable and accrued expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

It is anticipated that the Company will continue to rely on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the United States Basketball League (the “League”) a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. The NBA has established a developmental basketball league known as the National Basketball Developmental League (“NBDL”). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company’s season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits a NBDL player from playing in the League. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL, it is unlikely that, at least for the present time, the Company can develop any meaningful relationship with the NBA.

THREE MONTHS ENDED AUGUST 31, 2008 AS COMPARED TO AUGUST 31, 2007

Franchise fees revenues decreased $20,000 from $30,000 in 2007 to $10,000 in 2008. This decrease was due to the suspension of the 2008 season.

Operating expenses increased $3,038 from $73,191 in 2007 to $76,228 in 2008 primarily due to an increase in professional fees offset by a decrease in consulting fees and referee fees as a result of the suspension of the 2008 season..

Net loss increased $15,572 from $34,822 in 2007 to $50,394 in 2008.

SIX MONTHS ENDED AUGUST 31, 2008 AS COMPARED TO AUGUST 31, 2007

Aggregate franchise fees decreased to $20,000 for the first six months of 2008 from $85,000 for the first six months of 2007. This decrease was due to the suspension of the 2008 season. Sponsorship and advertising revenues totaled $0 during the first six months of 2008 as compared to $45,000 in the first six months of 2007. This was due to a decrease in revenues from the Company’s affiliate Spectrum Associates. $42,000 and $153,000 of the 2008 and 2007 revenues, respectively, were derived from various related parties.

Operating expenses decreased from $182,932 for the six months ended August 31, 2007 to $133,933 for the six months ended August 31, 2008. This decrease was due to the $74,000 decrease in consulting fees and $20,200 decrease in referee fees as a result of the suspension of the 2008 season. Operating expenses for the six months ended August 31, 2008 and 2007 included management fees of $0 and $75,000, respectively, to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer.

Net loss for the six months ended August 31, 2008 was $96,401 as compared to a $33,751 net loss for the six months ended August 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $79,847 cash and a working capital deficit of $1,277,205 at August 31, 2008. The Company's statement of cash flows reflects cash used in operations of $15,272 and net cash provided by financing activities of $77,144 for the six months ended August 31, 2008.

The Company's ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2009 season and the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12-month period. Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2009 season within the next 12 months, it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company’s current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2008, a legal action was commenced by Albany Patroons, Inc., a franchisee of USBL, against the Company in the United States District Court for the Northern District of New York. The complaint alleges breach of contract by USBL due to the suspension of the 2008 season and seeks total damages of $285,000. On September 5, 2008, the Company answered the complaint and asserted a counter-claim against plaintiff for breach of franchise agreement and/or memorandum of agreement. The Company believes that it has a meritorious defense to the action and does not expect the ultimate resolution of this matter to have a material adverse effect on its consolidated financial condition or results of operations.

Item 5.	Other Information.

In August 2008, the Company received $170,667 from a third party to investigate business opportunities with the South Korea Basketball League, and with prospective South Korean sponsors. Under a verbal agreement with the third party, the $170,667 is to be used to pay certain expenditures approved by the third party in connection with such investigation. In August 2008, the Company paid $60,000 to a consulting firm approved by the third party. Since the third party effectively controls the funds, the Company recorded the $170,667 as a liability (not as revenue) and recorded the $60,000 expenditure as a reduction of the liability (not as an expense). At August 31, 2008, the Company has included the $110,667 unexpended portion of the money in accounts payable and accrued expenses.

Item 6.	Exhibits.

*3(i)	Certificate of Incorporation (May 29, 1984)

*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b	Amended Certificate of Incorporation (March 5, 1986)

*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d	Amended Certificate of Incorporation (June 30, 1995)

*3(i)e	Amended Certificate of Incorporation (January 12, 1996)

*3(i)f	Certificate of Renewal (June 23, 1995)

*3(i)g	Certificate of Renewal (May 22, 2000)

*3(ii)a	By-Laws of USBL

*3(ii)b	Amended By-Laws

+10.2	Standard Franchise Agreement of USBL

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Richard C. Meisenheimer
Chief Financial Officer and
Director

Date: October 7, 2008

EXHIBIT INDEX

*3(i)	Certificate of Incorporation (May 29, 1984)

*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b	Amended Certificate of Incorporation (March 5, 1986)

*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d	Amended Certificate of Incorporation (June 30, 1995)

*3(i)e	Amended Certificate of Incorporation (January 12, 1996)

*3(i)f	Certificate of Renewal (June 23, 1995)

*3(i)g	Certificate of Renewal (May 22, 2000)

*3(ii)a	By-Laws of USBL

*3(ii)b	Amended By-Laws

+10.2	Standard Franchise Agreement of USBL

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to the Company’s Registration Statement on Form 10-SB, and amendments thereto, filed with the SEC on May 30, 2000.

+Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.