Form 10-Q
period 2008-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2009-01-12
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

___________________________________________
 (Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                 Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of December 29, 2008, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

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

UNITED STATES BASKETBALL LEAGUE, INC.
INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.                                CONSOLIDATED FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2008	February 29, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,698	$17,975
Marketable equity securities	17,078	3,642
Inventory	5,000	5,000
Due from related parties	36,836	28,895
Total current assets	63,612	55,512

PROPERTY, NET	248,492	252,386
Total assets	$312,104	$307,898

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$147,196	$73,375
Deferred Revenue	25,000	-
Credit card obligations	115,647	96,688
Due to related parties	1,179,256	994,604
Current portion of mortgage payable	-	74,245

Total current liabilities	1,467,099	1,238,912
Due to related parties, net of current portion	50,000	50,000
Total Liabilities	1,517,099	1,288,912
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,522,502 and 3,522,502, shares respectively	35,225	35,225
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,668,155	2,668,155
Deficit	(3,876,978)	(3,652,997)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(1,204,995)	(981,014)

Total liabilities and stockholders’ deficiency	$312,104	$307,898

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

REVENUES:
Initial franchise fees	$-	$-	$-	$-
Continuing franchise fees	-	-	20,000	85,000
Sponsorship/advertising	-	-	-	45,000
Other	-	16,575	22,000	49,698
	-	16,575	42,000	179,698

OPERATING EXPENSES:
Consulting	5,600	1,000	10,100	79,500
Referee fees	-	-	-	20,200
Salaries	13,585	14,950	42,985	44,850
Travel and promotion	16,458	15,635	37,680	19,013
Depreciation	1,298	1,298	3,894	3,894
Other	24,866	15,105	101,081	63,463
	61,807	47,988	195,740	230,920

Income (loss) from operations	(61,807)	(31,413)	(153,740)	(51,222)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	(56,255)	307	(42,964)	(714)
Interest expense	(9,551)	(9,882)	(27,382)	(22,817)
Interest and dividend income	33	2	105	16

	(65,773)	(9,573)	(70,241)	(23,515)
NET INCOME (LOSS)	$(127,580)	$(40,986)	$(223,981)	$(74,737)

Earnings (loss) per common share:
Basic	$(.04)	$(.01)	$(.06)	$(.02)
Diluted	$(.04)	$(.01)	$(.06)	$(.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,482,527	3,482,527	3,482,527	3,482,527
Diluted	4,588,206	4,588,206	4,588,206	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares		Shares		Paid-in		Treasury	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Deficiency

Balance February 29, 2008	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,652,997)	$(42,454)	$(981,014)
Net Income (loss)	-	-	-	-	-	(223,981)	-	(223,981)

Balance November 30, 2008	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,876,978)	$(42,454)	$(1,204,995)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30, 2008	November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(223,981)	$(74,737)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation	3,894	3,894
Judgment Reserve	-	(150,000)
Change in operating assets and liabilities:
Increase in deferred revenue	25,000
Marketable equity securities	(13,436)	(2,493)
Accounts payable and accrued expenses	73,821	(16,517)
Credit card obligations	18,959	10,529

Net cash used in operating activities	(115,743)	(229,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from (repayments to) related parties	176,711	233,652
Decrease in mortgage payable	(74,245)	(7,888)

Net cash provided by financing activities	102,466	225,764

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(13,277)	(3,560)

CASH AND CASH EQUIVALENTS, beginning of period	17,975	4,061

CASH AND CASH EQUIVALENTS, end of period	$4,698	$501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$19,733	$20,179
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2008
(Unaudited)

1.	Description of Business and Basis of Presentation:

United States Basketball League, Inc. (“USBL”), incorporated in Delaware on May 29, 1984, operates a professional summer basketball league through franchises located in the United States. Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut.

At November 30, 2008, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,403,487, a stockholders’ deficiency of $1,204,995 and accumulated losses of $3,876,978.  Further USBL suspended its 2008 season and may suspend its 2009 season.  These factors, as well as the Company’s reliance on related parties (see Notes 6 and 8), create substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation.  Operating results for the nine-month period ended November 30, 2008 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2009.  The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-KSB for the year ended February 29, 2008.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income.  The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the three months and nine months ended November 30, 2008 and 2007 was $ (56,255), $307, $(42,964), and $(10,621), respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements.  However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee.  Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable.  Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale.  The offering price of a new franchise at November 30, 2008 was $100,000.

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

As of November 30, 2008, the Company had a net operating loss carryforward of approximately $1,700,000 available to offset future taxable income.  The carryforward expires in varying amounts through year ended February 29, 2029.

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

Stock-based compensation -  Stock compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R),   “Accounting for Stock-Based Compensation.”  No stock options were granted during 2008 and 2007 and none are outstanding at November 30, 2008.

Earnings (loss) per share - SFAS No. 128, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS).  SFAS No. 128 requires dual presentation of basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.  The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and nine months ended November 30, 2008 and 2007 as the result would have been antidilutive.

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

Referee fees – The Company’s principal obligation under the franchise agreements is to provide referees for the league.

3.	Due From Related Parties

Due from related parties consist of:

	November 30,	February 29,
	2008	2008
	(unaudited)

Due from Meisenheimer Capital, Inc. (“MCI”) controlling stockholder of USBL, non-interest bearing, due on demand	$34,836	$26,895

Due from Synercom (“Synercom”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	2,000	2,000

Total	$36,836	$28,895

4.	Property, Net

Property, net consists of:

	November 30,	February 29,
	2008	2008
	(unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Accumulated depreciation	(28,508)	(24,614)

Property, net	$248,492	$252,386

Through June 2008, MCREH leased parts of the property to Cadcom, Inc., a corporation controlled by the two officers of USBL, on a month-to-month basis.  Rental income from Cadcom (which is included in other revenues in the consolidated statements of operations) for the three months ended November 30, 2008 and 2007 and for the nine months ended November 30, 2008 and 2007 was $0, $16,500, $22,000, and $49,500, respectively.

Since June 2008, MCREH has had no tenants at the property.

5.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses.  USBL has agreed to pay the credit card balances, including related interest.  The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

6.	Due to Related Parties

Due to related parties consists of:

	November 30, 2008	February 29, 2008
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$659,286	$553,919
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	309,970	300,685
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	-

Total	1,229,256	1,044,604
Less current portion	(1,179,256)	(994,604)
Noncurrent portion	$50,000	$50,000

For the nine months ended November 30, 2008 and 2007, interest due under the USBL loans was waived by the respective lenders.

At November 30, 2008 and February 29, 2008, accounts payable and accrued expenses included accrued interest payable to related parties totaling $12,737 and $5,088, respectively.

7.	Stockholders’ Equity

Each share of common stock has one vote.  Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

8.	Related Party Transactions

In the three months ended November 30, 2008 and 2007 and the nine months ended November 30, 2008 and 2007, USBL included in continuing franchise fees revenues from MCI of $0, $0, $0, and $75,000 respectively, and revenues from Spectrum of $0, $0, $20,000 and $0, respectively.

In the three months ended November 30, 2008 and 2007 and the nine months ended November 30, 2008 and 2007, USBL received advertising revenues from Spectrum totaling $0, $0, $0, and $45,000, respectively.

In the three months ended November 30, 2008 and 2007 and the nine months ended November 30, 2008 and 2007, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $0, $16,500, $22,000, and $49,500, respectively.

In the three months ended November 30, 2008 and 2007 and the nine months ended November 30, 2008 and 2007, USBL included in consulting fees expenses to MCI of $0, $0, $0, and $75,000, respectively.

9.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its offices from the MCREH building to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008.  At November 30, 2008, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $9,000.

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

No monthly fees to Colebrooke were paid or accrued in the nine months ended November 30, 2008.  The Company has obtained a verbal waiver of such fees from Colebrooke.

Suspension of 2008 Season

In December 2007, USBL announced the suspension of its 2008 season.  This suspension has resulted in one legal action and may result in additional claims and legal actions from franchisees.

USBL may also suspend its 2009 season.

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

South Korean Venture

In August 2008, the Company received $170,667 from a third party to investigate business opportunities with the South Korea Basketball League, and with prospective South Korean sponsors.  Under a verbal agreement with the third party, the $170,667 is to be used to pay certain expenditures approved by the third party in connection with such investigation.  From August 2008 to November 2008, the Company paid a total of $100,000 to a consulting firm approved by the third party.  Since the third party effectively controls the funds, the Company recorded the $170,667 as a liability (not as revenue) and recorded the $100,000 expenditures as a reduction of the liability (not as an expense).  At November 30, 2008, the Company has included the $70,667 unexpended portion of the money in accounts payable and accrued expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

THREE MONTHS ENDED NOVEMBER 30, 2008 AS COMPARED TO NOVEMBER 30, 2007

Revenues decreased $16,575 from $16,575 in 2007 to $0 in 2008. In 2007, the Company had $16,500 in rental revenues from the MCREH property.

Operating expenses increased $13,819 from $47,988 in 2007 to $61,807 in 2008 primarily due to an increase in professional fees.

Net loss increased $86,594 from $40,986 in 2007 to $127,580 in 2008, primarily due to $16,575 lower revenues, $13,819 higher operating expenses, and a $56,255 loss from marketable equity securities in 2008.

NINE MONTHS ENDED NOVEMBER 30, 2008 AS COMPARED TO NOVEMBER 30, 2007

Aggregate franchise fees decreased to $20,000 for the first nine months of 2008 from $85,000 for the first nine months of 2007.  This decrease was due to the suspension of the 2008 season.  Sponsorship and advertising revenues totaled $0 during the first nine months of 2008 as compared to $45,000 in the first nine months of 2007, all from the Company’s affiliate Spectrum Associates.  $42,000 and $169,500 of the 2008 and 2007 revenues, respectively, were derived from various related parties.

Operating expenses decreased from $230,920 for the nine months ended November 30, 2007 to $195,740 for the nine months ended November 30, 2008.  This decrease was due to the $69,400 decrease in consulting fees and $20,200 decrease in referee fees as a result of the suspension of the 2008 season.  Operating expenses for the nine months ended November 30, 2008 and 2007 included consulting fees of $0 and $75,000 respectively, to MCI for management services, including the services provided to the Company by Daniel T. Meisenheimer, III and Richard Meisenheimer.

Net loss increased $149,244 from $74,737 in 2007 to $223,981 in 2008.  The decrease was due mainly to the $137,698 decrease in revenues and the $42,964 loss from marketable securities, offset partially by the $35,180 decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $4,698 and a working capital deficit of $1,403,487 at November 30, 2008.  The Company's statement of cash flows reflects cash used in operations of $115,743 in 2008, which results primarily from the $223,981 net loss, offset partially by a $73,821 increase in accounts payable and accrued expenses.  Net cash provided by financing activities was $102,466 in 2008, primarily due to loans from related parties.

The Company’s ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2009 season and the financial stability of the individual franchises constituting the League.  Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance.  Experience has shown that USBL is generally the last creditor to be paid by the franchise.  If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all.  The Company estimates that it requires at least $300,000 of working capital to sustain operations over a 12-month period.  Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2009 season within the next 12 months, it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations.  With respect to long term needs, the Company recognizes that in order from the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program.  This will require an investment of additional capital.  Given the Company’s current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable.  At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2008, the Company received $170,667 from a third party to investigate business opportunities with the South Korea Basketball League, and with prospective South Korean sponsors.  Under a verbal agreement with the third party, the $170,667 is to be used to pay certain expenditures approved by the third party in connection with such investigation.  From August 2008 to November 2008, the Company paid a total of $100,000 to a consulting firm approved by the third party.  Since the third party effectively controls the funds, the Company recorded the $170,667 as a liability (not as revenue) and recorded the $100,000 in expenditures as a reduction of the liability (not as an expense).  At November 30, 2008, the Company has included the $70,667 unexpended portion of the money in accounts payable and accrued expenses.

The Company does not have in place procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.:	Description:
*3(i)	Certificate of Incorporation (May 29, 1984)
*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)
*3(i)b	Amended Certificate of Incorporation (March 5, 1986)
*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)
*3(i)d	Amended Certificate of Incorporation (June 30, 1995)
*3(i)e	Amended Certificate of Incorporation (January 12, 1996)
*3(i)f	Certificate of Renewal (June 23, 1995)
*3(i)g	Certificate of Renewal (May 22, 2000)
*3(ii)a	By-Laws of USBL
*3(ii)b	Amended By-Laws
+10.2	Standard Franchise Agreement of USBL
31.1	Certification of President (principal executive officer)
31.2	Certification of Chief Financial Officer (principal financial officer)
32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Richard C. Meisenheimer
Chief Financial Officer and
Director

Date:  January 12, 2009

EXHIBIT INDEX

Exhibit No.:	Description:
*3(i)	Certificate of Incorporation (May 29, 1984)
*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)
*3(i)b	Amended Certificate of Incorporation (March 5, 1986)
*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)
*3(i)d	Amended Certificate of Incorporation (June 30, 1995)
*3(i)e	Amended Certificate of Incorporation (January 12, 1996)
*3(i)f	Certificate of Renewal (June 23, 1995)
*3(i)g	Certificate of Renewal (May 22, 2000)
*3(ii)a	By-Laws of USBL
*3(ii)b	Amended By-Laws
+10.2	Standard Franchise Agreement of USBL
31.1	Certification of President (principal executive officer)
31.2	Certification of Chief Financial Officer (principal financial officer)
32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________

*Incorporated by reference to the Company’s Registration Statement on Form 10-SB, and amendments thereto, filed with the SEC on May 30, 2000

+Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.