Form 10-K
period 2009-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2009-06-15
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET, N.W.
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009
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

Common Stock - $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $490,000 as of August 29, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,482,527 shares as of May 31, 2009.

Item  1.                Description of Business.

a)           History

United States Basketball League, Inc. (“USBL”, “we” or the “Company”) was incorporated in Delaware in May, 1984 as a wholly-owned subsidiary of Meisenheimer Capital, Inc. (“MCI”).  MCI is a publicly owned company having made a registered public offering of its common stock in 1984.  Since 1984, MCI has been under the control of the Meisenheimer family consisting of Daniel T. Meisenheimer III, his brother, Richard Meisenheimer, and their father and mother, Daniel Meisenheimer, Jr. and Mary Ellen Meisenheimer. Daniel Meisenheimer, Jr. died in September, 1999; Mary Ellen Meisenheimer died in August, 2008.  Members of the Meisenheimer family also have a controlling interest in Spectrum Associates, Inc. (“Spectrum”), a company engaged in the manufacture of helicopter parts.  From time to time, Spectrum has loaned money to us and has engaged in other revenue generating transactions with us.

b)           Operations

We were incorporated by MCI for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”).  The League was originally conceived to provide a vehicle for college graduates interested in going professional with an opportunity to improve their skills and to showcase their skills in a professional environment.  This approach affords the players an opportunity to perhaps be selected by one of the teams comprising the National Basketball Association (“NBA”) and to attend summer camp sponsored by that team.  Today, our players also consist of free agents seeking to join an NBA team.  USBL’s season (April through June of each year) was specifically designed to afford our League players the chance to participate in the various summer camps run by the teams in the NBA, which summer camps normally start in August each year.  Since 1984 and up to the present time there have been approximately 150 players from our League who also have been selected to play for teams in the NBA. A sizable number of our players were eventually selected to play in NBA all star games.  Additionally, a total of approximately 75 players were previously selected to play in the Continental Basketball Association (“CBA”) and the National Basketball Development League (the “NBDL”), the official developmental league of the NBA.

Since the inception of our League, we have been primarily engaged in selling franchises and managing the League.  From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations.  The 2008 and 2009 seasons have been canceled.  The USBL is now advertising for new franchisees in the newspapers, online, with its web site USBL.com, and with franchise brokers around the country.  The USBL plans to have new teams participate in the 2010 season along with some of the old teams such as Salina, Kansas; Dodge City, Kansas; Enid, Oklahoma; Brooklyn, New York; and Pennsylvania.

As the League is normally constituted, each team within the League maintains an active roster of eleven players during the season and each team plays thirty games per season.  We have playoffs at the conclusion of the regular season.  Under the terms of our Franchise Agreements, each franchise is limited to a $47,500 salary cap for all players for each season.  No player can receive more than $1,000 a week as salary.

Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high in the 1999 season of 13 franchises.  There are no current active franchises since the USBL has cancelled its 2009 season in order to restructure its operations.  Many of the teams will return next year, but we do not know which ones.  In addition, MCI owns two inactive franchises which pay annual royalty fees, and Spectrum Associates owns one.

At the present time we are offering franchises for $100,000.  Our most recent sale was in 2007 at a price of $50,000, $10,000 as a down payment and the balance was to be paid over two years.  We have been unable to receive more than $50,000 for a down payment on expansion teams and we require royalties be paid prior to the year-end.  This does not always allow us to receive all of the installments due on time.  We therefore work with our franchisees to allow them to meet their local market obligations and carry their balance with the League until they can make payments.  This is in the best interest of the USBL and its teams.  The stronger the teams are in their markets the stronger the League becomes.

Since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $300,000.  The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises.  Because historically most of the franchises have not operated profitably, the asking price has been negotiated and in addition we have extended highly favorable installment plans.  Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated.  Based on the uncertainty of collecting franchise fees, we record those revenues upon receipt of cash consideration paid or the performance of related services by the franchisee.  Discussions are now being held for new expansion teams for 2010, with a limit of 10 teams for the 2010 season.

The franchise agreement affords us the right to terminate franchises for failure to pay the annual royalty fee, but in an effort to maintain the continuity of the League we have periodically elected not to do so in certain instances. In addition and because of our desire to have the League expand, historically, we have from time to time adjusted annual royalty fees in certain situations where the individual franchise has not been operating profitably.  Our franchise agreement also entitles us to receive television revenues on a sharing basis with the teams in connection with the broadcasting of regional or national games. While in the past we have broadcasted on a regional basis, we have not received any significant revenues. We are also entitled to receive a percentage from the sale of team and league merchandise which is directly sold by us, primarily over the Internet.  Revenues earned by us from merchandise have also been insignificant.  Revenues from the sale by a team of its own merchandise are retained by the selling team. These sales have contributed to the individual team's revenues.

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

As previously stated, very few of our franchises have operated profitably.  This is primarily due to the fact that attendance and sponsorship has not been sufficient to sustain a team's expenses.  When a season is in effect, we estimate that annual expenses for each team average approximately $250,000.  The general lack of marketing by the League and the teams is primarily due to insufficient capital to properly promote and market the League, which has resulted in our inability and the individual team's inability to attract any meaningful sponsorships.  As a result, the sale of additional franchises either to maintain a constant number of franchises or to expand the League has historically proven difficult for us.

From the inception of the League, USBL has generally operated at a loss.  This has been due to the poor sale of franchises and the inability of most of the franchises to generate sufficient revenues to pay their respective annual royalty fees.  Because of the poor historical record, we have been dependent on loans from the principals and their affiliated companies to defray the cost of operations.  See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”  Additionally and because of our poor performance for at least the last five years, our auditors have rendered qualified opinions based on their concerns as to our ability to continue as a going concern.  For Fiscal 1999 (the 1998 season), gross attendance for the entire League was 153,115 attendees, which represented an average of 981 attendees per game.  The gross attendance for Fiscal 2000 (the 1999 season) was 162,962-1,044 attendees per game, which represented approximately a 6 1/2% increase over the previous year.  For the fiscal year which ended February 28, 2001 (the 2000 season), attendance for our entire season was 248,222 gross attendees - 1,513 attendees per game. This represented a 52% increase over Fiscal 2000. For our 2001 season, attendance was only 225,791-1,446 attendees per game, a decline from the prior season. For the 2002 season our attendance was 251,853-1,679 attendees per game. This represented a 10% increase over the prior year.  For the 2003 season, attendance was 173,351- 1,536 attendees per game.  For the 2004 season, attendance was 171,386 – 1,038 attendees per game, a decline from the prior season due to less marketing and the league mid-season took over a team and ran it with no advertising or promotions.  For the 2005 season the attendance was 165,000 – 1,024 attendees per game.  For the 2006 season attendance was 89,315 - 940 attendees per game.  For the 2007 season attendance was 71,500 – 650 per game.

c)            Employees

We have three full-time employees consisting of the chairman and League commissioner, Daniel Meisenheimer III, a director of administration, and a director of public relations.  When a season is in effect, we also employ referees as independent contractors who are paid on a per game basis. From time to time we have also used independent contractors for consulting work.

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

Item 1A.              Risk Factors.

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

We Are Dependent on Corporate Sponsorships Which Have Been Negligible

The financial success of the individual franchises is dependent to a large degree on corporate sponsorship to help defray costs. To date, corporate sponsorship in some cities has been negligible and as a result, some of the franchises have been required to absorb expenses, which would otherwise have been supported by corporate sponsorship. As a result, profits of some of the franchises have been affected and many of the franchises have operated at a loss. Until such time as the League can attract meaningful sponsorship, earnings, if any, of the individual franchises will be impacted.

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

We Lack Sufficient Capital to Promote the League

In order for the League to become successful, we have to promote the League. Historically and up to the present time, we have lacked sufficient capital to develop a national promotion for the League.  Promotion will achieve two objectives: (i) create more fan interest, and (ii) franchise interest.  Until such time that we can properly promote the League we do not anticipate any significant change in the overall fan interest, and consequently no significant change in sales of franchises.  Attendance has been rather small and is not enough to support a team's operations.  Without real promotional efforts, we do not anticipate any significant increase in franchises.  We do occasional advertising in Barron’s.

The Meisenheimer Family Exercises Significant Control over Us

The Meisenheimer family, consisting of Daniel T. Meisenheimer III and Richard C. Meisenheimer and companies they control own approximately 80% of our outstanding common stock and as such control the daily affairs of the business as well as significant corporate actions. Additionally, the Meisenheimer family controls the Board of Directors and as such shareholders have little or no influence over the affairs of the Company.

Dependence upon Key Individual

Our success is dependent upon the activities of Daniel T. Meisenheimer III. The loss of Mr. Meisenheimer through death, disability or resignation would have a material and adverse effect on our business.

We Have a Limited Public Market for Our Stock

There are approximately 700,000 shares held by approximately 300 public shareholders and as such there is a limited public market for our stock. As such, holders of our stock may have difficulty in selling their shares.

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

Item 2.                   Properties.

Meisenheimer Capital Real Estate Holdings Inc. (“MCRE”), our wholly owned subsidiary, owns the property at 46 Quirk Road, Milford, Connecticut, the former location of our corporate offices.  Such property consists of three-quarters of an acre of real property and an office building of approximately 6,000 square feet.  In the years ended February 29, 2008 and February 28, 2007, MCRE rented this property to USBL, Cadcom, Inc., a corporation controlled by the two officers of USBL, and other tenants under month to month agreements.  Presently the property is vacant and not earning any rental income.

The Company currently leases general office space located at 183 Plains Road, Suite 2, Milford Connecticut.

Item  3.                  Legal Proceedings.

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

Item  4.                  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)           Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol “USBL”.  The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company’s fiscal years ended February 29, 2008 and February 28, 2009.

	Fiscal 2008
	Closing Bid

	High	Low
First Quarter Ended 5/31/07	$0.75	$0.60
Second Quarter Ended 8/31/07	$0.50	$0.50
Third Quarter Ended 11/30/07	$1.50	$0.51
Fourth Quarter Ended 2/29/08	$0.54	$0.47

	Fiscal 2009
	Closing Bid

	High	Low
First Quarter Ended 5/31/08	$0.65	$0.47
Second Quarter Ended 8/31/08	$0.70	$0.55
Third Quarter Ended 11/30/08	$0.65	$0.55
Fourth Quarter Ended 2/28/09	$0.65	$0.51

The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

Approximately 700,000 shares of our Common Stock are held by nonaffiliates as of May 31, 2009.  The shares held by members of the public were issued by us in connection with a private placement over ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933.  The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

We have not paid any dividends and do not anticipate paying dividends in the future.

Our Preferred Stock is held by our officers and directors and affiliates.  No member of the public holds any Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	0

Item 6 .	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Fiscal Year 2009 Compared To Fiscal Year 2008

For the year ended February 28, 2009 ("Fiscal 2009") continuing franchise fees amounted to $42,000 as compared to $98,200 in 2008.  The aggregate decrease of $56,200 (57%) resulted from lower income from Meisenheimer Capital, Inc. ($0 in 2009, $75,000 in 2008).  Advertising and sponsorship revenue totaled $0 as compared to $45,000 in 2008.  Advertising fees in 2008 were generated exclusively from an affiliate, Spectrum Associates, Inc., which ran advertisements in league bulletins, programs and brochures.  Other revenues decreased $56,198 from $78,198 in 2008 to $22,000 in 2009, primarily resulting from MCREH’s loss of Cadcom as a tenant in 2009. $64,000 and $198,000 of the 2009 and 2008 revenues, respectively, were derived from various related parties.

Operating expenses decreased $78,048 from $323,263 in 2008 to $245,215 in 2009, due to the $75,000 decrease in management fees and the $33,700 decrease in referee fees resulting from the cancellation of the 2008 season.  Operating expenses for 2008 and 2009 include management fees of $75,000 and $0, respectively, paid to MCI for management services, including the services provided to the Company by Daniel Meisenheimer III and Richard Meisenheimer.

Net loss increased $117,797 from $139,667 in 2008 to $257,464 in 2009.  The increase is due primarily to the $145,398 decrease in operating revenues and the $49,191 increase in loss on marketable equity securities, offset partially by the $78,048 decrease in operating expenses.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,435,672 at February 28, 2009.  The Company's statement of cash flows reflects net cash used in operating activities of $47,989, which is due primarily to the $257,464 net loss, offset by the $200,000 increase in the liability due in connection with the South Korea venture.  Net cash provided by financing activities was $37,247, which is due to the net increase in amounts due to related parties.

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

Item 8.                   Financial Statements and Supplementary Data.

See our index to financial statements in Item 15 and the financial statements and notes that are filed as part of this annual report following the signature page.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).           Controls and Procedures.

Based on their evaluation as of February 28, 2009, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2009.  We are continuing to take steps to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2009.  We believe that internal control over financial reporting is effective.  We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Item 9B.                Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following persons served as our directors and executive officers for the fiscal year ended February 28, 2009. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position

Daniel T. Meisenheimer III	58	Chairman of the Board and President

Richard C. Meisenheimer	55	Chief Financial Officer and Director

Background of Executive Officers and Directors

Daniel T.  Meisenheimer III (“Mr. Meisenheimer III”) has been Chairman of the Board and President of the Company since its inception in 1984. Mr. Meisenheimer III has also been the Chairman of the Board and President of MCI, USBL’s parent, since 1983 and occupies the same positions in Cadcom, Inc., a former subsidiary of MCI, and Meisenheimer Capital Real Estate Holdings, Inc. (“MCR”). Mr. Meisenheimer III is also a shareholder and director of Synercom, Inc. (“Synercom”), a Meisenheimer family-owned holding company which owns Spectrum Associates, Inc., a shareholder of USBL and which company has loaned funds to USBL and MCREH.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC.  Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2009.

 Code of Ethics

The Company has not adopted a Code of Ethics applicable to its principal executive officer, and principal financial officer.  As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item  11.                Executive Compensation.

For many years our only two officers, D. Meisenheimer III and R. Meisenheimer, have not received or taken any salaries from USBL.  We have no formal employment agreements with either D. Meisenheimer III or R. Meisenheimer and they have not been paid any salary for the last five years.  MCI, an entity in which both D. Meisenheimer III and R. Meisenheimer are also senior officers and shareholders, charged us management fees of $75,000 for the year ended February 29, 2008, as consideration for the services provided to us by D. Meisenheimer and R. Meisenheimer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have 30,000,000 shares of authorized Common Stock, of which 3,522,502 shares are currently issued and 3,482,527 shares are currently outstanding.  We also have 2,000,000 authorized shares of Convertible Preferred Stock, of which 1,105,679 shares are currently issued and outstanding.

The following table sets forth certain information as of May 31, 2009 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

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

(2) Mr.  Meisenheimer Jr., who died in September, 1999, bequeathed his stock to his wife, Mary Ellen Meisenheimer, who died in August, 2008, and bequeathed her stock to her two children Daniel T. Meisenheimer, III and Richard C. Meisenheimer.

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

a)           Loans

For at least the last ten years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 28, 2009, USBL and MCRE were indebted to the principals or their affiliated companies in the sum of $1,296,162.   Of the foregoing amount, Spectrum is owed the sum of $713,787 and the principals (D. Meisenheimer III and R. Meisenheimer) are owed $582,375.

b)           Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities.  During the years ended February 28, 2009 and February 29, 2008, continuing franchise fees from MCI were $0 and $75,000, respectively, and continuing franchise fees from Spectrum were $42,000 and $0, respectively.

In addition, Spectrum has purchased advertising from us in the form of arena signage, TV commercials, tickets, and program and year book advertising space.  For the years ended February 28, 2009 and February 29, 2008, we earned advertising fees of $0 and $45,000, respectively, from Spectrum.

c)            None of the Company’s directors are deemed independent.

Item 14.                 Principal Accountant Fees and Services.

Audit Fees

We were billed $22,500 and $21,000 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 28, 2009 and February 29, 2008, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 28, 2009 or February 29, 2008 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 28, 2009 or February 29, 2008.

Pre-Approval Policies

Our Board of Directors has not adopted any blanket pre-approval policies.  Instead, the Board will specifically pre-approve the provision for all audit or non-audit services.

Our Board of Directors approved all of the services provided by Mike Studer described in the preceding paragraphs.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

a)           The following consolidated financial statements of United States Basketball League, Inc. and its subsidiary are included in this report immediately following the signature page:

1.   Financial Statements

•	Consolidated Balance Sheets
•	Consolidated Statements of Operations
•	Consolidated Statements of Stockholders' Deficiency
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

2.   Index to Financial Statement Schedules

      Schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereof.

3.  Index to Exhibits

     The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Exhibit
No.	Description

*3(i)	Certificate of Incorporation (May 29, 1984)

*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b	Amended Certificate of Incorporation (March 5, 1986)

*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d	Amended Certificate of Incorporation (June 30, 1995)

*3(i)e	Amended Certificate of Incorporation (January 12, 1996)

*3(i)f	Certificate of Renewal (June 23, 1995)

*3(i)g	Certificate of Renewal (May 22, 2000)

*3.9	By-Laws of USBL

*3.10	Amended By-Laws

+10.1	Standard Franchise Agreement of USBL

21	Subsidiaries—Meisenheimer Capital Real Estate Holdings, Inc.

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to the Company’s Registration Statement on Form 10-SB, and amendments thereto, filed with the SEC on May 30, 2000.

+Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June, 2009.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III
President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Daniel T. Meisenheimer, III	Director and President	June 15, 2009
Daniel T. Meisenheimer, III	(principal executive officer)

/s/ Richard C. Meisenheimer	Director and Chief Financial	June 15, 2009
Richard C. Meisenheimer	Officer (principal financial and
accounting officer)

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONTENTS

Years Ended February 28, 2009 and February 29, 2008
 Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
United States Basketball League, Inc.

I have audited the accompanying consolidated balance sheets of United States Basketball League, Inc. and subsidiary (the “Company”) as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended February 28, 2009 and February 29, 2008.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2009 and February 29, 2008, and the results of its operations and cash flows for the years ended February 28, 2009 and February 29, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
June 10, 2009

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

Years Ended February 28, 2009 and February 29, 2008
	February 28, 2009	February 29, 2008
Assets

Current Assets:
Cash and cash equivalents	$7,233	$17,975
Marketable equity securities	78,429	3,642
Inventory	5,000	5,000
Prepaid expenses and other current assets	-	-
Due from related parties	168,961	28,895
Total Current Assets	259,623	55,512
Property, net of accumulated depreciation of $29,806 and 24,614, respectively	247,194	252,386
Total Assets	$506,817	$307,898

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$80,507	$73,375
Due in connection with South Korea Venture	200,000	-
Deferred revenue	39,667	-
Credit card obligations	108,959	96,688
Due to related parties	1,266,162	994,604
Current portion of mortgage payable		74,245
Total Current Liabilities	1,695,295	1,238,912

Due to related parties	50,000	50,000
Mortgage Payable	-	-

Total Liabilities	1,745,295	1,288,912

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,522,502 shares issued	35,225	35,225
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,668,155	2,668,155
Deficit	(3,910,461)	(3,652,997)
Treasury stock, at cost; 39,975 shares of common	(42,454)	(42,454)
Total Stockholders' Deficiency	(1,238,478)	(981,014)
Total Liabilities and Stockholders' Deficiency	$729,317	$307,898

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended February 28, 2009 and February 29, 2008	2009	2008

Revenues:
Initial franchise fees	$-	$-
Continuing franchise fees	42,000	98,200
Consulting fees	12,000	-
Advertising	-	45,000
Other	22,000	78,198
	76,000	221,398
Operating Expenses:
Consulting	10,100	85,500

Referee fees	-	33,700
Salaries	56,801	58,800
Travel and promotion	41,894	19,390
Depreciation	5,192	5,192
Other	131,228	120,681
	245,215	323,263
Loss from Operations	(169,215)	(101,865)

Other Income (Expenses):
Interest expense	(38,585)	(37,105)
Gain (loss) on marketable equity securities	(49,905)	(714)
Interest income	241	17
	(88,249)	(37,802)

Net Loss	$(257,464)	$(139,667)

Net Loss Per Common Share – basic and diluted	$(0.07)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic	3,482,527	3,482,527
Diluted	4,588,206	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Deficiency
Years Ended February 28, 2009 and February 29, 2008

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2007	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,513,330)	39,975	$(42,454)	$(841,347)
Net Loss	-	-	-	-	-	(139,667)	-	-	(139,667)
Balance, February 29, 2008	3,522,502	35,225	1,105,679	11,057	2,668,155	(3,652,997)	39,975	(42,454)	(981,014)

Net Loss	-	-	-	-	-	(257,464)	-	-	(257,464)

Balance, February 28, 2009	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,910,461)	39,975	$(42,454)	$(1,238,478)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended February 28, 2009 and February 29, 2008	2009	2008

Cash Flows from Operating Activities:

Net loss	$(257,464)	$(139,667)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	5,192	5,192
Non-cash compensation	-	-
Judgment reserve	-	(150,000)

Change in operating assets and liabilities:
Marketable equity securities	(74,787)	(2,493)
Inventory	-	3,573
Prepaid expenses and other current assets	-	600
Accounts payable and accrued expenses	7,132	13,473
Due in connection with South Korea venture	200,000	-
Deferred revenue	39,667	-
Credit card obligations	12,271	5,130

Net Cash Provided By (Used In) Operating Activities	(67,989)	(264,192)

Cash Flows from Financing Activities:

Decrease (increase) in due from related parties	(140,066)	(14,436)
Increase (decrease) in due to related parties	271,558	303,172
Decrease in mortgage payable	(74,245)	(10,630)
Net Cash Provided By (Used In) Financing Activities	57,247	278,106

Net Increase (Decrease) in Cash	(10,742)	13,914
Cash and Cash Equivalents, beginning of year	17,975	4,061
Cash and Cash Equivalents, end of year	$7,233	$17,975

Supplemental disclosures of cash flow information:
Interest paid	$24,786	$37,105
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. ("USBL"), incorporated in Delaware on May 29, 1984, operates a professional summer basketball league through franchises located in the United States.  Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut.  USBL cancelled its 2008 and 2009 seasons.

At February 28, 2009, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,435,672, a stockholders’ deficiency of $1,238,478, and accumulated losses of $3,910,461.  This factor, as well as the Company’s reliance on related parties (see notes 7 and 10) raise substantial doubt as to the Company's ability to continue as a going concern.

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

Fair value disclosures – The carrying amounts of the Company’s financial instruments, which consist of cash and cash equivalents, marketable equity securities, due from related parties, accounts payable and accrued expenses, due in connection with South Korea venture, credit card obligations, due to related parties, and mortgage payable, approximate their fair value due to their short term nature or based upon values of comparable instruments.

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income.  The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the years ended February 28, 2009 and 2008 was $(49,905) and $(714), respectively.

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

Depreciation expense - Depreciation is computed using the straight-line method over the building's estimated useful life (30 years).

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale. The offering price of a new franchise at February 28, 2009 was $100,000.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximately $720,000) attributable to the USBL net operating loss carryforward.

As of February 28, 2009, USBL had a net operating loss carryforward of approximately $1,800,000 available to offset future taxable income.  The carryforward expires in varying amounts through year ended February 29, 2029.

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

Advertising costs – Advertising costs are expensed as incurred and were $540 and $1,080 for the years ended February 28, 2009 and February 29, 2008, respectively.

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with SFAS Nos. 123 and 123(R), "Accounting for Stock-Based Compensation" and “Share-Based Payment”.  No stock options were granted during the years ended February 28, 2009 and February 29, 2008 and none are outstanding at February 28, 2009.

Earnings (loss) per share – SFAS No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.  The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for all periods presented as the result would have been antidilutive.

Comprehensive income - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

Referee fees - The Company's principal obligation under the franchise agreements is to provide referees for the league.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Due from Related Parties

Due from related parties consist of:

	February 28,	February 29,
	2009	2008
USBL receivable from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$162,461	$26,895

USBL receivable from Synercom, Inc. (“Synercom”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	2,000	2,000

MCREH receivable from Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	4,500	-

Total	$168,961	$28,895

4.	Property, Net

Property, net, consists of:

	February 28,	February 29,
	2009	2008
Land	$121,253	$121,253
Building	155,747	155,747

Total	277,000	277,000
Less accumulated depreciation	-29,806	-24,614
Property, net	$247,194	$252,386

Through June 2008, MCREH leased parts of the property to Cadcom, Inc., a corporation controlled by the two officers of USBL, on a month-to-month basis.  Rental income from Cadcom (which is included in other revenues in the consolidated statements of operations) for the years ended February 28, 2009 and February 29, 2008 was $22,000 and $78,000, respectively.

Since June 2008, MCREH has had no tenants at the property.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7.	Due to Related Parties

Due to related parties consist of:
	February 28,	February 29,
	2009	2008
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$684,287	$553,919
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	347,375	300,685
USBL loan payable to Genvest LLC (“Genvest”), an organization controlled by the two officers of USBL	20,000	0
MCREH note payable to the two officers of USBL, interest of 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	-
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	-
Total	1,316,162	1,044,604
Less current portion	(1,266,162)	(994,604)
Noncurrent portion	$50,000	$50,000

For the years ended February 28, 2009 and February 29, 2008, interest due under the USBL loans were waived by the respective lenders.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At February 28, 2009 and February 29, 2008, accounts payable and accrued expenses included accrued interest payable to related parties totaling $20,387 and $6,588, respectively.

8.	Mortgage Payable

The mortgage, which bore interest at 7.06% per annum, was repaid in full in October 2008.

The mortgage was guaranteed by the Company's officers.

9.	Stockholders’ Equity

Each share of common stock has one vote.  Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

10.	Related Party Transactions

In the years ended February 28, 2009 and February 29, 2008, USBL included in continuing franchise fees revenues from MCI of $0 and $75,000, respectively, and revenues from Spectrum of $42,000 and $0, respectively.

In the years ended February 28, 2009 and February 29, 2008, USBL received advertising revenues from Spectrum totaling $0 and $45,000, respectively.

In the years ended February 28, 2009 and February 29, 2008, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $22,000 and $78,000, respectively.

In the years ended February 28, 2009 and February 29, 2008, USBL included in consulting expense fees to MCI of $0 and $75,000, respectively.

In the years ended February 28, 2009 and February 29, 2008, USBL included in other operating expenses rent to Tricom, LLC of $12,000 and $0, respectively.

11.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Tricom LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space there were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Tricom monthly rentals of $1,000 commencing March 2008 and expiring December 2009.  At February 28, 2009, accounts payable and accrued expenses included accrued rent payable to Tricom totaling $12,000.

Financial Advisory Agreement

On November 28, 2007, USBL executed an agreement with Colebrooke Capital, Inc. (“Colebrooke”).  The agreement provided for Colebrooke to provide financial advisory services to USBL.  As compensation, USBL was to pay Colebrooke monthly fees of $3,000 commencing December 15, 2007.  In the event that a financing is consummated with a participant introduced to USBL by Colebrooke or with which Colebrooke was in discussions with on behalf of USBL, Colebrooke is to receive consideration equal to 7.5% of the total capital raised.  For non-financing capital transactions Colebrooke is to earn a cash fee equal to 5% of the Transaction Value; alternatively and at Colebrooke’s option, Colebrooke may receive 6% of the Transaction Value in an equivalent form to that received or issued by USBL.  The term of the agreement was four months and renews automatically unless either party has provided written notice of cancellation.  Colebrooke’s engagement may be terminated by USBL or Colebrooke at any time upon 30 days written notice from one party to the other.

No monthly fees to Colebrooke were paid or accrued in the year ended February 28, 2009.  USBL has received a verbal waiver of such fees from Colebrooke.

Cancellation of 2008 and 2009 Seasons

USBL cancelled its 2008 and 2009 seasons.  These cancellations may result in claims and legal actions from franchisees.

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

South Korea Venture

In August 2008, the Company received $170,667 from a third party to investigate business opportunities with the South Korean Basketball League and with prospective South Korea sponsors.  Pursuant to the related verbal agreement, USBL paid a total of $160,000 to a consulting firm approved by the third party and recognized the remaining $10,667 as consulting fees revenue.

In January 2009, the Company received an additional $256,000 from the third party.  Under the related verbal agreement, USBL is to make 12 monthly payments of $20,000 to the consulting firm approved by the third party and USBL will be entitled to total fees of $16,000 over the one year period.  The Company recorded $240,000 as a liability in connection with South Korea Venture (which is reduced by $20,000 upon each payment to the consulting firm approved by the third party) and $16,000 as a deferred revenue liability (which is reduced and recognized as consulting fees revenue by $1,333 per month).

EXHIBIT INDEX

Exhibit
No.	Description

*3(i)	Certificate of Incorporation (May 29, 1984)

*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b	Amended Certificate of Incorporation (March 5, 1986)

*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d	Amended Certificate of Incorporation (June 30, 1995)

*3(i)e	Amended Certificate of Incorporation (January 12, 1996)

*3(i)f	Certificate of Renewal (June 23, 1995)

*3(i)g	Certificate of Renewal (May 22, 2000)

*3.9	By-Laws of USBL

*3.10	Amended By-Laws

+10.1	Standard Franchise Agreement of USBL

21	Subsidiaries—Meisenheimer Capital Real Estate Holdings, Inc.

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
*Incorporated by reference to the Company’s Registration Statement on Form 10-SB, and amendments thereto, filed with the SEC on May 30, 2000.

+Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.