Form 10-Q
period 2009-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2009-07-14
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                               Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of July 13, 2009, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.                        CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31, 2009	February 28, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$331	$7,233
Marketable equity securities	125,181	78,429
Inventory	5,000	5,000
Due from related parties	173,021	168,961
Total current assets	303,533	259,623

PROPERTY, NET of accumulated depreciation of $31,104 and $29,806, respectively	245,896	247,194
Total assets	$549,429	$506,817

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$96,987	$80,507
Due in connection with South Korea Venture	180,000	200,000
Deferred revenue	10,667	39,667
Credit card obligations	103,755	108,959
Due to related parties	1,344,603	1,266,162

Total current liabilities	1,736,012	1,695,295
Due to related parties, net of current portion	50,000	50,000
Total Liabilities	1,786,012	1,745,295
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; 3,522,502 shares issued	35,225	35,225
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,668,155	2,668,155
Deficit	(3,908,566)	(3,910,461)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(1,236,583)	(1,238,478)

Total liabilities and stockholders’ deficiency	$549,429	$729,317

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 31, 2009	May 31, 2008

REVENUES:
Initial franchise fees	$-	$-
Continuing franchise fees	-	10,000
Consulting Fees	4,000	-
Sponsorship/advertising	-	-
Other	-	11,000
	4,000	21,000

OPERATING EXPENSES:
Consulting	2,900	-
Referee fees	-	-
Salaries	14,928	14,700
Travel and promotion	4,974	11,395
Depreciation	1,298	1,298
Other	16,078	30,312
	40,178	57,705

Income (loss) from operations	(36,178)	(36,705)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	46,753	-
Interest expense	(8,686)	(9,304)
Interest income	6	2
	38,073	(9,302)

NET INCOME (LOSS)	$1,895	$(46,007)

Earnings (loss) per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,482,527	3,482,527
Diluted	4,588,206	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares		Shares		Paid-in		Treasury	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Deficiency

Balance, February 29, 2009	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,910,461)	$(42,454)	$(1,238,478)
Net income (loss)		-	-	-	-	1,895	-	1,895

Balance, May 31, 2008	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,908,566)	$(42,454)	$(1,236,583)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 31, 2009	May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,895	$(46,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,298	1,298
Change in operating assets and liabilities:
Marketable equity securities	(46,752)	-
Accounts payable and accrued expenses	16,480	(20,064)
Due in connection with South Korea venture	(20,000)	-
Deferred revenue	(29,000)	-
Credit card obligations	(5,204)	14,447

Net cash (used in) provided by operating activities	(81,283)	(50,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	(4,060)	(2,842)
Increase (decrease) in due to related parties	78,441	40,893
Decrease in mortgage payable	-	(2,778)

Net cash provided by (used in) financing activities	74,381	35,273

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,902)	(15,053)

CASH AND CASH EQUIVALENTS, beginning of period	7,233	17,975

CASH AND CASH EQUIVALENTS, end of period	$331	$2,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,786	$6,854
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2009
(Unaudited)

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”), incorporated in Delaware on May 29, 1984 operates a professional summer basketball league through franchises located in the United States.  Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut. USBL cancelled its 2008 and 2009 seasons.

At May 31, 2009, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,432,479, a stockholders’ deficiency of $1,236,583, and accumulated losses of $3,908,566.  This factor, as well as the Company’s reliance on related parties (see Notes 6 and 9), raises substantial doubt as to the USBL’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation.  Operating results for the three-month period ended May 31, 2009 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2010.  The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 29, 2009.

2.	Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of USBL and MCREH.  All significant intercompany accounts and transactions have been eliminated.

Fair value disclosures – The carrying amounts of the Company’s financial instruments, which consist of cash and cash equivalents, marketable equity securities, due from related parties, accounts payable and accrued expenses, due in connection with South Korea venture, credit card obligations, and due to related parties, approximate their fair value due to their short term nature or based upon values of comparable instruments.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the three months ended May 31, 2009 and 2008 was $45,043 and $0, respectively.

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

Depreciation expense - Depreciation is computed using the straight-line method over the building’s estimated useful life (30 years).

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements.  However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee.  Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable.  Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale.  The offering price of a new franchise at May 31, 2009 was $100,000.

The Company generates advertising revenue from fees for arena signage, tickets, and program and yearbook advertising space. Advertising revenue is recognized over the period that the advertising space is made available to the user.

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

As of May 31, 2009, USBL had a net operating loss carryforward of approximately $1,800,000 available to offset future taxable income.  The carryforward expires in varying amounts through year ended February 28, 2029.

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

Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS Nos. 123 and 123(R),   “Accounting for Stock-Based Compensation” and “Share-Based Payment.”  No stock options were granted during 2009 and 2008 and none are outstanding at May 31, 2009.

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

Referee fees – The Company’s principal obligation under the franchise agreements is to provide referees for the league.

3.	Due from related parties

Due from related parties consist of:

	May 31,	February 28,
	2009	2009
	(Unaudited)
USBL receivable from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$166,521	$162,461

USBL receivable from Synercom, Inc. (“Synercom”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	2,000	2,000

MCREH receivable from Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	4,500	4,500

Total	$173,021	$168,961

4.            Property, Net

   Property, net, consists of:

	May 31,	February 28,
	2009	2009
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Less accumulated depreciation	(31,104)	(29,806)

Property, net	$245,896	$247,194

Through June 2008, MCREH leased parts of the property to Cadcom, Inc., a corporation controlled by the two officers of USBL, on a month-to-month basis.  Rental income from Cadcom (which is included in other revenues in the consolidated statements of operations) for the three months ended May 31, 2009 and 2008 was $0 and $11,000, respectively.

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

6.           Due to Related Parties

Due to related parties consists of:

	May 31, 2009	February 28, 2009
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$733,287	$684,287
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	376,816	347,375
USBL loan payable to Genvest, LLC (“Genvest”), an organization controlled by the two officers of USBL	20,000	20,000
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
Total	1,394,603	1,316,162
Less current portion	(1,344,603)	(1,266,162)

Non current portion	$50,000	$50,000

For the three months ended May 31, 2009 and 2008, interest due under the USBL loans were waived by the respective lenders.

At May 31, 2009, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $24,287.

7.	Mortgage Payable

The mortgage, which bore interest at 7.06% per annum, was repaid in full in October 2008.

The mortgage was guaranteed by the Company’s officers.

8.	Stockholders’ Equity

Each share of common stock has one vote.  Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

In the three months ended May 31, 2009 and 2008, USBL included in continuing franchise fees revenues from Spectrum of $0 and $10,000 respectively.

In the three months ended May 31, 2009 and 2008, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $0 and $11,000, respectively.

In the three months ended May 31, 2009 and 2008, USBL included in other operating expenses, rent to Tricom LLC of $3,000 and $3,000, respectively.

10.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Tricom LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space there were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Tricom monthly rentals of $1,000 commencing March 2008 and expiring December 2009. At May 31, 2009, accounts payable and accrued expenses included accrued rent payable to Tricom totaling $15,000.

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

South Korea Venture

In August 2008, the Company received $170,667 from a third party to investigate business opportunities with the South Korean Basketball League and with prospective South Korea sponsors.  Pursuant to the related verbal agreement, USBL paid a total of $160,000 to a consulting firm approved by the third party and recognized the remaining $10,667 as consulting fees revenue in the three months ended February 28, 2009.

In January 2009, the Company received an additional $256,000 from the third party.  Under the related verbal agreement, USBL is to make 12 monthly payments of $20,000 to the consulting firm approved by the third party and USBL will be entitled to total fees of $16,000 over the one-year period.  The Company recorded $240,000 as a liability in connection with South Korea Venture (which is reduced by $20,000 upon each payment to the consulting firm approved by the third party) and $16,000 as a deferred revenue liability (which is reduced and recognized as consulting fees revenue in the amount of $1,333 per month).

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

THREE MONTHS ENDED MAY 31, 2009 AS COMPARED TO MAY 31, 2008

Revenues decreased to $4,000 for the first quarter of 2009 from $21,000 in the first quarter of 2008. $0 and $21,000 of the 2009 and 2008 first quarter revenues, respectively, were derived from related parties.

Operating expenses decreased from $57,705 for the three months ended May 31, 2008 to $40,178 for the three months ended May 31, 2009.  The decrease in operating expenses was primarily due to lower travel and promotion and other expenses, primarily as a result of the cancellation of the 2008 and 2009 seasons.

Interest expense decreased to $8,686 in 2009, as compared to $9,304 in 2008.

Net income for the three months ended May 31, 2009 was $1,895 as compared to a net loss of $46,007 for the three months ended May 31, 2008.  This $47,902 improvement is due mainly to the $46,753 net gain from marketable equity securities in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $331 and a working capital deficit of $1,432,479 at May 31, 2009.  The Company's statement of cash flows reflects cash used in operating activities of $81,283, which results primarily from the $46,752 increase in marketable equity securities and the $20,000 decrease in the amount due in connection with the South Korea venture. Net cash provided by financing activities was $74,381 in 2009 compared to cash provided of $35,273 in 2008.

The Company's ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2010 season and the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance.  Experience has shown that USBL is generally the last creditor to be paid by the franchise.  If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all.  The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period.  Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2010 season within the next 12 months it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations.  With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital.  Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable.  At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  July 14, 2009

EXHIBIT INDEX

Exhibit No.:	Description:

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002