Form 10-Q
period 2009-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2009-10-14
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of October 12, 2009, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31, 2009	February 28, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,717	$7,233
Marketable equity securities	112,537	78,429
Inventory	5,000	5,000
Due from related parties	170,357	168,961
Total current assets	289,611	259,623

PROPERTY, NET	244,598	247,194
Total assets	$534,209	$506,817

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$119,058	$80,507
Due in connection with South Korea venture	140,000	200,000
Deferred revenue	6,667	39,667
Credit card obligations	101,254	108,959
Due to related parties	1,446,969	1,266,162

Total current liabilities	1,813,948	1,695,295
Due to related parties, net of current portion	50,000	50,000
Total Liabilities	1,863,948	1,745,295

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,522,502 and 3,522,502, shares respectively	35,225	35,225
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,668,155	2,668,155
Deficit	(4,001,722)	(3,910,461)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(1,329,739)	(1,238,478)

Total liabilities and stockholders’ deficiency	$534,209	$506,817

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008

REVENUES:
Initial franchise fees	$-	$-	$-	$-
Continuing franchise fees	-	10,000	-	20,000
Consulting fees	4,000	-	8,000	-
Sponsorship/advertising	-	-	-	-
Other	-	11,000	-	22,000
	4,000	21,000	8,000	42,000

OPERATING EXPENSES:
Consulting	800	4,500	3,700	4,500
Referee fees	-	-	-	-
Salaries	14,239	14,700	29,167	29,400
Travel and promotion	7,560	9,827	12,534	21,222
Depreciation	1,298	1,298	2,596	2,596
Other	42,220	45,903	58,298	76,215
	66,117	76,228	106,295	133,933

Income (loss) from operations	(62,117)	(55,228)	(98,295)	(91,933)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	(22,446)	13,291	24,307	13,291
Interest expense	(8,594)	(8,527)	(17,280)	(17,831)
Interest income	1	70	7	72

	(31,039)	4,834	7,034	(4,468)

NET INCOME (LOSS)	$(93,156)	$(50,394)	$(91,261)	$(96,401)

Earnings (loss) per common share:
Basic	$(.03)	$(.01)	$(.03)	(.03)
Diluted	$(.03)	$(.01)	$(.03)	(.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,482,527	3,482,527	3,482,527	3,482,527
Diluted	4,588,206	4,588,206	4,588,206	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares		Shares		Paid-in		Treasury	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Deficiency

Balance February 28, 2009	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,901,461)	$(42,454)	$(1,238,478)
Net Income (loss)	-	-	-			1,895	-	1,895

Balance May 31, 2009	3,522,502	35,225	1,105,679	11,057	2,668,155	(3,908,566)	(42,454)	(1,236,583)

Net loss	-	-	-	-	-	(93,156)	-	(93,156)

Balance August 31, 2009	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(4,001,722)	$(42,454)	$(1,329,739)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 31, 2009	August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(91,261)	$(96,401)
Adjustments to reconcile net income(loss) to net cash (used in) provided by operating activities:
Depreciation	2,596	2,596
Changes in operating assets and liabilities:
Marketable equity securities	(34,108)	(63,531)
Accounts payable and accrued expenses	38,551	127,111
Due in connection with South Korea venture	(60,000)	-
Deferred revenues	(33,000)	-
Credit card obligations	(7,705)	14,953

Net cash (used in) provided by operating activities	(184,927)	(15,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	(1,396)	(3,495)
Increase (decrease) in due to related parties	180,807	85,318
Decrease in mortgage payable	-	(4,679)

Net cash provided by financing activities	179,411	77,144

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(5,516)	61,872

CASH AND CASH EQUIVALENTS, beginning of period	7,233	17,975

CASH AND CASH EQUIVALENTS, end of period	$7,717	$79,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,480	$12,930
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2009
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

At August 31, 2009, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,524,337, a stockholders’ deficiency of $1,329,739, and accumulated losses of $4,001,722.  These factors, as well as the Company’s reliance on related parties (see Notes 6 and 9), raise substantial doubt as to the USBL’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation.  Operating results for the six-month period ended August 31, 2009 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2010.  The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2009.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income.  The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the three months and six months ended August 31, 2009 and 2008 was $(36,414), $13,291, $8,629, and $(846), respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements.  However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee.  Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable.  Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale.  The offering price of a new franchise at August 31, 2009 was $100,000.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance has been fully provided for the deferred tax asset (approximating $720,000) resulting from the net operating loss carryforward.

As of August 31, 2009, the Company had a net operating loss carryforward of approximately $1,800,000 available to offset future taxable income.  The carryforward expires in varying amounts through year ended February 28, 2029.

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

Stock-based compensation - Stock compensation is accounted for at fair value in accordance with SFAS Nos. 123 and 123(R),   “Accounting for Stock–Based Compensation” and “Share-Based Payment.”  No stock options were granted during 2009 and 2008 and none are outstanding at August 31, 2009.

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

Referee fees – The Company’s principal obligation under the franchise agreements is to provide referees for the league.

3.	Due from Related Parties

Due from related parties consist of:

	August 31,	February 28,
	2009	2009
	(Unaudited)

USBL receivable from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$163,857	$162,461

USBL receivable from Synercom (“Synercom”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	2,000	2,000

MCREH receivable from Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, non interest bearing, due on demand	4,500	4,500

Total	$170,357	$168,961

4.	Property, Net

Property, net consists of:
	August 31,	February 28,
	2009	2009
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Accumulated depreciation	(32,402)	(29,806)

Property, net	$244,598	$247,194

Through June 2008, MCREH leased parts of the property to Cadcom, Inc., a corporation controlled by the two officers of USBL, on a month-to-month basis.  Rental income from Cadcom (which is included in other revenues in the consolidated statements of operations) for the six months ended August 31, 2009 and 2008 was $0 and $22,000, respectively.

Since June 2008, MCREH has had no tenants at the property.

5.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses.  USBL has agreed to pay the credit card balances, including related interest.  The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

6.	Due to Related Parties

Due to related parties consist of:
	August 31, 2009	February 28, 2009
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$786,286	$684,287
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	422,183	347,375
USBL loan payable to Genvest, LLC (“Genvest”), an organization controlled by the two officers of USBL	20,000	20,000
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest of 7%, due on demand, secured by	70,000	70,000
MCREH property MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	-
Total	1,496,969	1,316,162
Less current portion	(1,446,969)	(1,266,162)

Noncurrent portion	$50,000	$50,000

For the six months ended August 31, 2009 and 2008, interest due under the USBL loans were waived by the respective lenders.

At August 31, 2009, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $28,187.

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

In the three and six months ended August 31, 2009 and 2008, USBL included in continuing franchise fees revenues from Spectrum of $0, $10,000, $0, and $20,000, respectively.

In the three and six months ended August 31, 2009 and 2008, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $0, $11,000, $0, and $22,000, respectively.

In the three and six months ended August 31, 2009 and 2008, USBL included in other operating expenses, rent to Tricom LLC of $3,000, $3,000, $6,000, and $6,000, respectively.

10.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Tricom LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space there were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Tricom monthly rentals of $1,000 commencing March 2008 and expiring December 2009.  At August 31, 2009, accounts payable and accrued expenses included accrued rent payable to Tricom totaling $18,000.

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

South Korea Venture

In August 2008, the Company received $170,667 from a third party to investigate business opportunities with the South Korea Basketball League and with prospective South Korean sponsors.  Pursuant to the related verbal agreement, USBL paid a total of $160,000 to a consulting firm approved by the third party and recognized the remaining $10,667 as consulting fees revenue in the three months ended February 28, 2009.

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

THREE MONTHS ENDED AUGUST 31, 2009 AS COMPARED TO AUGUST 31, 2008

Franchise fees revenues decreased $10,000 from $10,000 in 2008 to $0 in 2009. This decrease was due to the cancellation of the 2008 and 2009 seasons.

Operating expenses decreased $10,111 from $76,228 in 2008 to $66,117 in 2009 primarily due to decreases in consulting fees and travel and promotion expenses.

Net loss increased $42,762 from $50,394 in 2008 to $93,156 in 2009, primarily as a result of poorer investment performance in 2009.

SIX MONTHS ENDED AUGUST 31, 2009 AS COMPARED TO AUGUST 31, 2008

Aggregate franchise fees decreased to $0 for the first six months of 2009 from $20,000 for the first six months of 2008.  This decrease was due to the cancellation of the 2008 and 2009 seasons.  $0 and $42,000 of the 2009 and 2008 revenues, respectively, were derived from related parties.

Operating expenses decreased from $133,933 for the six months ended August 31, 2008 to $106,295 for the six months ended August 31, 2009, primarily as a result of the cancellation of the 2008 and 2009 seasons.

Net loss for the six months ended August 31, 2009 was $91,261 as compared to a $96,401 net loss for the six months ended August 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $1,717 cash and a working capital deficit of $1,524,337 at August 31, 2009.  The Company's statement of cash flows reflects cash used in operations of $184,927 and net cash provided by financing activities of $179,411 for the six months ended August 31, 2009.

The Company's ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2010 season and the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance.  Experience has shown that USBL is generally the last creditor to be paid by the franchise.  If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all.  The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period.  Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2010 season within the next 12 months, it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations.  With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program.  This will require an investment of additional capital.  Given the Company’s current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable.  At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  October 14, 2009

EXHIBIT INDEX

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002