Form 10-Q
period 2009-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2010-01-14
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of January 11, 2010, there were 3,482,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.
INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2009	February 28, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,524	$7,233
Marketable equity securities	148,956	78,429
Inventory	5,000	5,000
Due from related parties	129,244	168,961
Total current assets	285,724	259,623

PROPERTY, NET	243,300	247,194
Total assets	$529,024	$506,817

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$109,062	$80,507
Due in connection with South Korea venture	80,000	200,000
Deferred revenue	2,667	39,667
Credit card obligations	99,378	108,959
Due to related parties	1,547,225	1,266,162

Total current liabilities	1,838,332	1,695,295
Due to related parties, net of current portion	50,000	50,000
Total Liabilities	1,888,332	1,745,295
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,522,502 and 3,522,502 shares, respectively	35,225	35,225
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,668,155	2,668,155
Deficit	(4,031,291)	(3,910,461)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total stockholders’ deficiency	(1,359,308)	(1,238,478)

Total liabilities and stockholders’ deficiency	$529,024	$506,817

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008

REVENUES:
Initial franchise fees	$-	$-	$-	$-
Continuing franchise fees	-	-	-	20,000
Consulting fees	4,000	-	12,000	-
Sponsorship/advertising	-	-	-	-
Other	-	-	-	22,000
	4,000	-	12,000	42,000

OPERATING EXPENSES:
Consulting	500	5,600	4,200	10,100
Referee fees	-	-	-	-
Salaries	13,636	13,585	42,803	42,985
Travel and promotion	6,908	16,458	19,442	37,680
Depreciation	1,298	1,298	3,894	3,894
Other	10,628	24,866	68,926	101,081
	32,970	61,807	139,265	195,740

Income (loss) from operations	(28,970)	(61,807)	(127,265)	(153,740)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	7,813	(56,255)	32,120	(42,964)
Interest expense	(8,414)	(9,551)	(25,694)	(27,382)
Interest and dividend income	2	33	9	105
	(599)	(65,773)	6,435	(70,241)
NET INCOME (LOSS)	$(29,569)	$(127,580)	$(120,830)	$(223,981)

Earnings (loss) per common share:
Basic	$(.01)	$(.04)	$(.03)	$(.06)
Diluted	$(.01)	$(.04)	$(.03)	$(.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,482,527	3,482,527	3,482,527	3,482,527
Diluted	4,588,206	4,588,206	4,588,206	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares		Shares		Paid-in		Treasury	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Stock	Deficiency

Balance February 29, 2009	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,910,461)	$(42,454)	$(1,238,478)
Net loss	-	-	-	-	-	(20,830)	-	(20,830)

Balance November 30, 2009	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(4,031,291)	$(42,454)	$(1,359,308)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30, 2009	November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(120,830)	$(223,981)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation	3,894	3,894
Changes in operating assets and liabilities:
Marketable equity securities	(70,527)	(13,436)
Accounts payable and accrued expenses	28,555	73,821
Due in connection with South Korea venture	(120,000)	-
Deferred revenues	(37,000)	25,000
Credit card obligations	(9,581)	18,959

Net cash used in operating activities	(325,489)	(115,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	39,717	-
Increase (decrease) in due to related parties	281,063	176,711
Decrease in mortgage payable	-	(74,245)

Net cash provided by financing activities	320,780	102,466

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,709)	(13,277)

CASH AND CASH EQUIVALENTS, beginning of period	7,233	17,975

CASH AND CASH EQUIVALENTS, end of period	$2,524	$4,698

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$13,994	$19,733
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2009
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

At November 30, 2009, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,522,608, a stockholders’ deficiency of $1,359,308 and accumulated losses of $4,031,291.  These factors, as well as the Company’s reliance on related parties (see Notes 6 and 9), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives.  The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation.  Operating results for the nine-month period ended November 30, 2009 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2010.  The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2009.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income.  The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the three months ended November 30, 2009 and 2008 and for the nine months ended November 30, 2009 and 2008 was $(31,205), $(56,255), $(22,576), and $(42,964), respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements.  However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee.  Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable.  Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale.  The offering price of a new franchise at November 30, 2009 was $100,000.

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

As of November 30, 2009, the Company had a net operating loss carryforward of approximately $1,800,000 available to offset future taxable income.  The carryforward expires in varying amounts through year ended February 28, 2029.

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

Stock-based compensation - Stock compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”  No stock options were granted during 2009 and 2008 and none are outstanding at November 30, 2009.

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

Referee fees – The Company’s principal obligation under the franchise agreements is to provide referees for the league.

3.	Due From Related Parties

Due from related parties consist of:

	November 30,	February 28,
	2009	2009
	(unaudited)

USBL receivable from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$122,744	$162,461

USBL receivable from Synercom (“Synercom”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	2,000	2,000

MCREH receivable from Meisenheimer Capital, Inc. (MCI), non interest bearing, due on demand	4,500	4,500

Total	$129,244	$168,961

4.	Property, Net

Property, net consists of:

	November 30,	February 28,
	2009	2009
	(unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Accumulated depreciation	(33,700)	(29,806)

Property, net	$243,300	$247,194

Through June 2008, MCREH leased parts of the property to Cadcom, Inc., a corporation controlled by the two officers of USBL, on a month-to-month basis.  Rental income from Cadcom (which is included in other revenues in the consolidated statements of operations) for the three months ended November 30, 2009 and 2008 and for the nine months ended November 30, 2009 and 2008 was $0, $0, $0, and $22,000, respectively.

Since June 2008, MCREH has had no tenants at the property.

5.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses.  USBL has agreed to pay the credit card balances, including related interest.  The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

6.	Due to Related Parties

Due to related parties consists of:

	November 30, 2009	February 28, 2009
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$836,287	$684,287
USBL loans payable to the two officers of USBL interest at 6%, due on demand	444,438	347,375
USBL loan payable to Genvest, LLC (“Genvest”), an organization controlled by the two officers of USBL, non-interest bearing, due on demand	20,000	20,000
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	28,000	-
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest of 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of USBL, non- interest bearing, due on demand	4,000	-
MCREH loan payable to Spectrum, non-interest bearing due on demand	4,500	4,500
Total	1,597,225	1,316,162
Less current portion	(1,547,225)	(1,266,162)
Noncurrent portion	$50,000	$50,000

For the nine months ended November 30, 2009 and 2008, interest due under the USBL loans were waived by the respective lenders.

At November 30, 2009, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $32,087.

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

In the three months ended November 30, 2009 and 2008 and the nine months ended November 30, 2009 and 2008, USBL included in continuing franchise fees revenues from Spectrum of $0, $0, $0 and $20,000, respectively.

In the three months ended November 30, 2009 and 2008 and the nine months ended November 30, 2009 and 2008, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $0, $0, $0, and $22,000, respectively.

In the three months ended November 30, 2009 and 2008 and the nine months ended November 30, 2009 and 2008, USBL included in other operating expenses rent charges by Tricom, LLC of $3,000, $3,000, $9,000, and $9,000, respectively.

10.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Tricom, LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Tricom monthly rentals of $1,000 commencing March 2008.  At November 30, 2009, accounts payable and accrued expenses included accrued rent payable to Tricom totaling $21,000.

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

South Korea Venture

In August 2008, the Company received $170,667 from a third party to investigate business opportunities with the South Korea Basketball League and prospective South Korean sponsors.  Pursuant to the related verbal agreement, USBL paid a total of $160,000 to a consulting firm approved by the third party and recognized the remaining $10,667 as consulting fees revenue in the three months ended February 28, 2009.

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

11.	Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

It is anticipated that the Company will continue to rely on financial assistance from affiliates.  The Meisenheimer family is fully committed to making the Company a profitable operation and also making the United States Basketball League a viable one.  Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel.  As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and two other employees for all marketing efforts.  Their efforts have not resulted in any substantial increase in the number of franchises.  The NBA has established a developmental basketball league known as the National Basketball Developmental League (“NBDL”).  The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company’s season, since the NBDL season as presently constituted runs from November through March.  Further, nothing prohibits a NBDL player from playing in the USBL.  Accordingly, as of the present time, the Company does not perceive the NBDL as a competitor.  However, with the establishment of the NBDL, it is unlikely that, at least for the present time, the Company can develop any meaningful relationship with the NBA.

THREE MONTHS ENDED NOVEMBER 30, 2009 AS COMPARED TO NOVEMBER 30, 2008

Revenues increased $4,000 from $0 in 2008 to $4,000 in 2009. This increase was due to the consulting fees revenues earned in 2009 in connection with the South Korea venture.

Operating expenses decreased $28,837 from $61,807 in 2008 to $32,970 in 2009 primarily due to the cancellation of the 2008 and 2009 seasons which resulted in decreases in consulting fees and travel and promotional expenses.

Net loss decreased $98,011 from $127,580 in 2008 to $29,569 in 2009, primarily due to $28,837 in lower operating expenses and a $64,068 improvement in investment performance in 2009.

NINE MONTHS ENDED NOVEMBER 30, 2009 AS COMPARED TO NOVEMBER 30, 2008

Aggregate franchise fees decreased to $0 for the first nine months of 2009 from $20,000 for the first nine months of 2008.  This decrease was due to the cancellation of the 2008 and 2009 seasons.  $0 and $42,000 of the 2009 and 2008 revenues, respectively, were derived from various related parties.

Operating expenses decreased $56,475 from $195,740 for the nine months ended November 30, 2008 to $139,265 for the nine months ended November 30, 2009, primarily as a result of the cancellation of the 2008 and 2009 seasons.

Net loss decreased $103,151 from $223,981 in 2008 to $120,830 in 2009.  The decrease was due mainly to the $56,475 decrease in operating expenses and a $75,084 improvement in investment performance, offset partially by the $30,000 decrease in operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $2,524 and a working capital deficit of $1,552,608 at November 30, 2009.  The Company's statement of cash flows reflects cash used in operations of $325,489 in 2009, which results primarily from the $120,830 net loss, the $70,527 increase in marketable equity securities, and the $120,000 decrease in due in connection with South Korea venture.  Net cash provided by financing activities was $320,780 in 2009, primarily due to loans from related parties.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibit No.:	Description:

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES BASKETBALL LEAGUE,
INC.

	By:	/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III
Chairman and President

	By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director

Date: January 14, 2010

EXHIBIT INDEX

Exhibit No.:	Description:

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002