Form 10-K
period 2010-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2010-06-14
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET, N.W.
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $421,000 as of August 29, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of May 31, 2010.

Item  1.            Business.

a)           History

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

b)           Operations

We were incorporated by MCI for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”).  The League was originally conceived to provide a vehicle for college graduates interested in going professional with an opportunity to improve their skills and to showcase their skills in a professional environment.  This approach affords the players an opportunity to perhaps be selected by one of the teams comprising the National Basketball Association (“NBA”) and to attend summer camp sponsored by that team.  Today our players also consist of free agents seeking to join an NBA team.  USBL’s season (April through June of each year) was specifically designed to afford our League players the chance to participate in the various summer camps run by the teams in the NBA, which summer camps normally start in August each year.  Since 1984 and up to the present time there have been approximately 150 players from our League who also have been selected to play for teams in the NBA. A sizable number of our players were eventually selected to play in NBA all star games.  Additionally, a total of approximately 75 players were previously selected to play in the Continental Basketball Association (“CBA”) and the National Basketball Development League (the “NBDL”), the official developmental league of the NBA.

Since the inception of our League, we have been primarily engaged in selling franchises and managing the League.  From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations.   The 2008, 2009, and 2010 seasons have been canceled.  USBL is considering new team participation in a 2011 season along with some of the old teams such as Salina, Kansas; Dodge City, Kansas; Enid, Oklahoma; Brooklyn, New York; and Pennsylvania.

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

Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high in the 1999 season of 13 franchises.  There are no current active franchises since the USBL has cancelled its 2010 season in order to restructure its operations.  Many of the teams may return next year, but we do not know which ones.  In addition, MCI owns two inactive franchises which pay annual royalty fees, and Spectrum Associates owns one.

At the present time we are offering franchises for $100,000.  Our last sale was in 2007 at a price of $50,000, $10,000 as a down payment and the balance was to be paid over two years.  We have been unable to receive more than $50,000 for a down payment on expansion teams and we require royalties be paid prior to the year-end.  This does not always allow us to receive all of the installments due on time.  We therefore work with our franchisees to allow them to meet their local market obligations and carry their balance with the League until they can make payments.  This is in the best interest of the USBL and its teams.  The stronger the teams are in their markets the stronger the League becomes.

Since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $300,000.  The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises.  Because historically most of the franchises have not operated profitably, the asking price has been negotiated and in addition we have extended highly favorable installment plans.  Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated.  Based on the uncertainty of collecting franchise fees, we record those revenues upon receipt of cash consideration paid or the performance of related services by the franchisee.  Discussions are now being held for new expansion teams for 2011, with a limit of 10 teams for the 2011 season.

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

Our franchise agreements also require us to use our best efforts to obtain sponsorships for each team and the League.  Such sponsorships are generally from local or national corporations.  The sponsorships which for the last few years have been negligible generally take the form of free basketballs, uniforms, airline tickets and discount accommodations for teams when they travel.  During the 2003 season we did receive discounted air fares for team travel from American Airlines in exchange for advertising in team programs and signage at the arenas as well as advertising on our web site.  The sponsorships generated by us are shared by all of the teams in the League.  The individual teams comprising the league are also free to seek sponsorship for their own individual franchise.  Some of the teams have been successful in attracting local sponsorships in the form of merchandise and cash and it is these sponsorships that have helped support the ongoing operations of the individual teams.  Other teams have not been successful.  The success of obtaining sponsorship is generally a function of good attendance and good media exposure.  In some instances particular franchises cannot generate any meaningful attendance because of a lack of media exposure.  The Franchise Agreement also requires us to provide scheduling of all games and officiating for all games.  We also print a full roster book as well as a weekly newsletter which provides information regarding the League as well as individual players and their personal statistics.  The USBL website (www.usbl.com) is also a resource for the teams, the media and the fans, with 1,000,000 hits per month.  The website is updated daily with statistical information and articles.

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

Item 2.             Properties.

Meisenheimer Capital Real Estate Holdings Inc. (“MCRE”), our wholly owned subsidiary, owns the property at 46 Quirk Road, Milford, Connecticut, the former location of our corporate offices.  Such property consists of three-quarters of an acre of real property and an office building of approximately 6,000 square feet.  In the years ended February 29, 2008 and February 28, 2007 MCRE rented this property to USBL, Cadcom, Inc., a corporation controlled by the two officers of USBL, and other tenants under month to month agreements.  Presently the property is vacant and not earning any rental income.

The Company currently leases general office space located at 183 Plains Road, Suite 2, Milford, Connecticut.

Item  3.            Legal Proceedings.

On June 30, 2008, a legal action was commenced by Albany Patroons, Inc., a franchisee of USBL, against the Company in the United States District Court for the Northern District of New York.  The complaint alleges breach of contract by USBL due to the suspension of the 2008 season and seeks total damages of $285,000.  On September 5, 2008, the Company answered the complaint and asserted a counter-claim against plaintiff for breach of franchise agreement and/or memorandum of agreement. This action was recently discontinued and the parties agreed to proceed with binding arbitration which has yet to be scheduled but which is expected to be completed in the next 60 days.

Item  4.            Removed and Reserved.

Part II

Item  5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)        Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol “USBL”.  The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company’s fiscal years ended February 28, 2009 and February 28, 2010.

	Fiscal 2009
	Closing Bid

	High	Low
First Quarter Ended 5/31/08	$0.65	$0.47
Second Quarter Ended 8/31/08	$0.70	$0.55
Third Quarter Ended 11/30/08	$0.65	$0.55
Fourth Quarter Ended 2/29/09	$0.65	$0.51

	Fiscal 2010
	Closing Bid

	High	Low
First Quarter Ended 5/31/09	$0.65	$0.50
Second Quarter Ended 8/31/09	$0.70	$0.50
Third Quarter Ended 11/30/09	$0.60	$0.40
Fourth Quarter Ended 2/28/10	$0.45	$0.35

The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

Approximately 700,000 shares of our Common Stock are held by nonaffiliates as of May 31, 2010.  The shares held by members of the public were issued by us in connection with a private placement over ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933.  The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

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

Item 6.             Selected Financial Data.

Not applicable.

Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Fiscal Year 2010 Compared To Fiscal Year 2009

For the year ended February 28, 2010 ("Fiscal 2010") continuing franchise fees amounted to $0 as compared to $42,000 in 2009.  The aggregate decrease of $42,000 (100%) resulted from the cancellation of the 2008, 2009, and 2010 seasons.  Other revenues decreased $22,000 from $22,000 in 2009 to $0 in 2010, resulting from MCREH’s loss of Cadcom as a tenant in 2009. $0 and $64,000 of the 2010 and 2009 revenues, respectively, were derived from various related parties.

Operating expenses decreased $57,596 from $245,215 in 2009 to $187,619 in 2010, due to decreased travel, promotion and other operating expenses in 2010 resulting from the cancellation of the 2008, 2009, and 2010 seasons.

Net loss decreased $61,155 from $257,464 in 2009 to $196,309 in 2010.  The decrease is due primarily to the $60,561 improvement in trading account performance and the $57,596 decrease in operating expenses, offset by the $62,333 decrease in operating revenues.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,626,789 at February 28, 2010.  The Company's statement of cash flows reflects net cash used in operating activities of $451,397, which is due primarily to the $196,309 net loss, and the $180,000 decrease in the liability due in connection with the South Korea venture.  Net cash provided by financing activities was $444,825, which is due primarily to the net increase in amounts due to related parties.

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

None.

Item 9A(T).     Controls and Procedures.

Based on their evaluation as of February 28, 2010, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2010.  We are continuing to take steps to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2010.  We believe that internal control over financial reporting is effective.  We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

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

Item 9B.          Other Information.

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

The following persons served as our directors and executive officers for the fiscal year ended February 28, 2010. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position

Daniel T. Meisenheimer III	59	Chairman of the Board and President

Richard C. Meisenheimer	56	Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2010.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its principal executive officer, and principal financial officer.  As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item  11.          Executive Compensation.

For many years our only two officers, D. Meisenheimer III and R. Meisenheimer, have not received or taken any salaries from USBL.  There are no formal employment agreements with either D. Meisenheimer III and R. Meisenheimer and they have not been paid any salary for the last five years.  MCI, of which both D. Meisenheimer III and R. Meisenheimer are also senior officers and shareholders, charged us management fees of $75,000 for the year ended February 29, 2008, as consideration for the services provided by D. Meisenheimer and R. Meisenheimer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have 30,000,000 shares of authorized Common Stock, of which 3,552,502 shares are currently issued and 3,512,527 shares are currently outstanding.  We also have 2,000,000 authorized shares of Convertible Preferred Stock, of which 1,105,679 shares are currently issued and outstanding.

The following table sets forth certain information as of May 31, 2010 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

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

Item 13.           Certain Relationships and Related Transactions, Director Independence.

a)           Loans

For the last eleven years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 28, 2010, USBL and MCRE were indebted to the principals or their affiliated companies in the sum of $1,705,840.   Of the foregoing amount, Spectrum is owed the sum of $936,957 and the principals (D. Meisenheimer III and R. Meisenheimer) are owed $704,783.

b)           Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities.  During the years ended February 28, 2010 and February 29, 2009, continuing franchise fees from Spectrum were $0 and $42,000, respectively.

Item 14.           Principal Accountant Fees and Services.

Audit Fees

           We were billed $20,000 and $22,500 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 28, 2010 and February 28, 2009, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 28, 2010 or February 28, 2009 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 28, 2010 or February 28, 2009.

Pre-Approval Policies

Our Board of Directors has not adopted any blanket pre-approval policies.  Instead, the Board will specifically pre-approve the provision for all audit or non-audit services.

Our Board of Directors approved all of the services provided by Mike Studer described in the preceding paragraphs.

PART VI

Item 15.           Exhibits and Financial Statements.

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

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2010.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III
President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III	Director and President (principal executive officer)	June 14, 2010

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer	Director and Chief Financial Officer (principal financial and accounting officer)	June 14, 2010

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONTENTS

Years Ended February 28, 2010 and February 29, 2009	Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
United States Basketball League, Inc.

I have audited the accompanying consolidated balance sheets of United States Basketball League, Inc. and subsidiary (the “Company”) as of February 28, 2010 and February 28, 2009, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended February 28, 2010 and February 28, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2010 and February 28, 2009, and the results of its operations and cash flows for the years ended February 28, 2010 and February 28, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
June 14, 2010

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

February 28, 2010 and February 28, 2009

	February 28, 2010	February 28, 2009
Assets

Current Assets:
Cash and cash equivalents	$661	$7,233
Marketable equity securities	141,103	78,429
Inventory	5,000	5,000
Due from related parties	113,814	164,461
Total Current Assets	260,578	255,123
Property, net of accumulated depreciation of $29,806 and 24,614, respectively	242,002	247,194
Total Assets	$502,580	$502,317

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$114,816	$80,507
Due in connection with South Korea venture	20,000	200,000
Deferred revenue	-	39,667
Credit card obligations	96,711	108,959
Due to related parties	1,655,840	1,261,662
Total Current Liabilities	1,887,367	1,690,795

Due to related parties	50,000	50,000

Total Liabilities	1,937,367	1,740,795

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,522,502 shares issued	35,225	35,225
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,668,155	2,668,155
Deficit	(4,106,770)	(3,910,461)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficiency	(1,434,787)	(1,238,478)
Total Liabilities and Stockholders' Deficiency	$502,580	$502,317

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended February 28, 2010 and February 28, 2009	2010	2009

Revenues:
Initial franchise fees	$-	$-
Continuing franchise fees	-	42,000
Consulting fees	14,667	12,000
Advertising	-	-
Other	-	22,000
	14,667	76,000

Operating Expenses:
Consulting	4,400	10,100
Salaries	58,048	56,801
Travel and promotion	25,061	41,894
Depreciation	5,192	5,192
Other	94,918	131,228
	187,619	245,215

Loss from Operations	(172,952)	(169,215)

Other Income (Expenses):
Interest expense	(34,023)	(38,585)
Gain (loss) on marketable equity securities	10,656	(49,905)
Interest income	10	241
	(23,357)	(88,249)

Net loss	$(196,309)	$(257,464)

Net Loss Per Share - basic and diluted	$(0.06)	$(0.07)

Weighted Average Number of Common Shares Outstanding:
Basic	3,482,527	3,482,527
Diluted	4,588,206	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficiency
Years Ended February 28, 2010 and February 28, 2009

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2008	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,652,997)	39,975	$(42,454)	$(981,014)

Net Loss	-	-	-	-	-	(257,464)	-	-	(257,464)

Balance, February 28, 2009	3,522,502	35,225	1,105,679	11,057	2,668,155	(3,910,461)	39,975	(42,454)	(1,238,478)

Net Loss	-	-	-	-	-	(196,309)	-	-	(196,309)

Balance, February 28, 2010	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(4,106,770)	39,975	$(42,454)	$(1,434,787)

See notes to consolidated  financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended February 28, 2010 and February 28,2009	2010	2009

Cash Flows from Operating Activities:

Net Loss	$(196,309)	$(257,464)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	5,192	5,192
Non-cash compensation	-	-

Change in operating assets and liabilities:
Marketable equity securities	(62,674)	(74,787)
Inventory	-	-
Accounts payable and accrued expenses	34,309	7,132
Due in connection with South Korea venture	(180,000)	200,000
Deferred revenue	(39,667)	39,667
Credit card obligations	(12,248)	12,271

Net Cash Provided By (Used In) Operating Activities	(451,397)	(67,989)

Cash Flows from Financing Activities:

Decrease (increase) in due from related parties	50,647	(140,066)
Increase (decrease) in due to related parties	394,178	271,558
Decrease in mortgage payable	-	(74,245)
Net Cash Provided By (Used In) Financing Activities	444,825	57,247

Net Increase (Decrease) in Cash	(6,572)	(10,742)
Cash and Cash Equivalents, beginning of year	7,233	17,975
Cash and Cash Equivalents, end of year	$611	$7,233

Supplemental disclosures of cash flow information:
Interest paid	$18,423	$24,786
Income tax paid	$-	-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. ("USBL"), incorporated in Delaware on May 29, 1984, has operated a professional summer basketball league through franchises located in the United States.  Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut.  USBL cancelled its 2008, 2009, and 2010 seasons.

At February 28, 2010, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,626,789, a stockholders’ deficiency of $1,434,787, and accumulated losses of $4,106,770.  This factor, as well as the Company’s reliance on related parties (see notes 7 and 10) raise substantial doubt as to the Company's ability to continue as a going concern.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income.  The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the years ended February 28, 2010 and 2009 was $(44,704) and $(49,905), respectively.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximately $800,000) attributable to the USBL net operating loss carryforward.

As of February 28, 2010, USBL had a net operating loss carryforward of approximately $2,000,00  available to offset future taxable income.  The carryforward expires in varying amounts through year ended February 28, 2030.

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

Advertising costs – Advertising costs are expensed as incurred.

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”.  No stock options were granted during the years ended February 28, 2010 and February 28, 2009 and none are outstanding at February 28, 2010.

Earnings (loss) per share – ASC 260, "Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.  The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for all periods presented as the result would have been antidilutive.

Comprehensive income - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Due from Related Parties

Due from related parties consist of:

	February 28,	February 28,
	2010	2009
USBL receivable from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$111,814	$162,461

USBL receivable from Synercom, Inc. (“Synercom”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	2,000	2,000

Total	$113,814	$164,461

4.	Property, Net

Property, net, consists of:

	February 28,	February 28,
	2010	2009
Land	$121,253	$121,253
Building	155,747	155,747

Total	277,000	277,000
Less accumulated depreciation	(34,998)	(29,806)
Property, net	$242,002	$247,194

Through June 2008, MCREH leased parts of the property to Cadcom, Inc., a corporation controlled by the two officers of USBL, on a month-to-month basis.  Rental income from Cadcom (which is included in other revenues in the consolidated statements of operations) for the year ended February 28, 2009 was $22,000.

Since June 2008, MCREH has had no tenants at the property.

5.	Due In Connection With South Korea Venture

In August 2008, the Company received $170,667 from a third party to investigate business opportunities with the South Korean Basketball League and with prospective South Korea sponsors.  Pursuant to the related verbal agreement, USBL paid a total of $160,000 to a consulting firm approved by the third party and recognized the remaining $10,667 as consulting fees revenue in the year ended February 28, 2009.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2009, the Company received an additional $256,000 from the third party.  Under the related verbal agreement, USBL is to make 12 monthly payments of $20,000 to the consulting firm approved by the third party and USBL will be entitled to total fees of $16,000 over the one year period.  The Company recorded $240,000 as a liability in connection with South Korea venture (which is reduced by $20,000 upon each payment to the consulting firm approved by the third party) and $16,000 as a deferred revenue liability (which was reduced and recognized as consulting fees revenue in the amount of $1,333 per month from February 2009 to January 2010).

A summary of the changes in the liability account follows:

	Year Ended February 28,
	2010	2009

Balance, beginning of year	$200,000	$-
Amounts received from third party	-	426,667
Amounts allocated to deferred revenue	-	(26,667)
Amounts paid to consulting firm approved by third party	(180,000)	(200,000)
Balance, end of year	$20,000	$200,000

6.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses.  USBL has agreed to pay the credit card balances, including related interest.  The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties

Due to related parties consists of:

	February 28, 2010	February 28, 2009

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$911,957	$684,287
USBL loans payable to the two officers of USBL interest at 6%, due on demand	465,783	347,375

USBL loan payable to Genvest, LLC (“Genvest”), an organization controlled by the two officers of USBL, non-interest bearing, due on demand	20,000	20,000
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	-
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest of 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of USBL, non- interest bearing, due on demand	4,000	-
Total	1,705,840	1,311,662
Less current portion	(1,655,840)	(1,261,662)
Noncurrent portion	$50,000	$50,000

For the years ended February 28, 2010 and February 28, 2009, interest due under the USBL loans were waived by the respective lenders.

At February 28, 2010 and February 28, 2009, accounts payable and accrued expenses included accrued interest payable to related parties totaling $35,987 and $20,387, respectively.

8.	Mortgage Payable

The mortgage, which beared interest at 7.06% per annum, was repaid in full in October 2008.

The mortgage was guaranteed by the Company's officers.

9.	Stockholders’ Equity

Each share of common stock has one vote.  Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

10.	Related Party Transactions

In the years ended February 28, 2010 and February 28, 2009, USBL included in continuing franchise fees revenues from Spectrum of $0 and $42,000, respectively.

In the years ended February 28, 2010 and February 28, 2009, MCREH received rental income from Cadcom, Inc., a corporation controlled by the two officers of USBL, totaling $0 and $22,000, respectively.

In the years ended February 28, 2010 and February 28, 2009, USBL included in other operating expenses rent to Tricom, LLC of $12,000 and $12,000, respectively.

11.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Tricom, LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Tricom monthly rentals of $1,000 commencing March 2008.  At February 28, 2010, accounts payable and accrued expenses included accrued rent payable to Tricom totaling $24,000.

Cancellation of 2008, 2009, and 2010 Seasons

USBL cancelled its 2008, 2009, and 2010 seasons.  These cancellations may result in claims and legal actions from franchisees.

Litigation

On June 30, 2008, a legal action was commenced by Albany Patroons, Inc., a franchisee of USBL, against the Company in the United States District Court for the Northern District of New York.  The complaint alleges breach of contract by USBL due to the suspension of the 2008 season and seeks total damages of $285,000.  On September 5, 2008, the Company answered the complaint and asserted a counter-claim against plaintiff for breach of franchise agreement and/or memorandum of agreement. This action was recently discontinued and the parties agreed to proceed with binding arbitration which has yet to be scheduled but which is expected to be completed in the next 60 days. The Company believes that it has a meritorious defense to the action and does not expect the ultimate resolution of this matter to have a material adverse effect on its consolidated financial condition or results of operations.

12.	Fair Value of Financial Instruments

The only assets or liabilities at February 28, 2010 and 2009 measured by the Company at fair value on a recurring basis subject to disclosure requirements are the marketable equity securities of $141,103 and $78,429 respectively.  All such securities were valued using Level 1 inputs (quoted prices in active markets for identical assets or liabilities).

13.	Subsequent Events

In April and May, 2010, the Company received an additional $92,667 from the third party involved in the South Korea venture and paid a total of $96,667 to the consulting firm approved by the third party.

On May 6, 2010, the Company issued 30,000 restricted shares of common stock to a consultant for merger and acquisition advisory services rendered.

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