Form 10-Q
period 2010-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2010-07-20
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of July 12, 2010, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	UNAUDITED FINANCIAL STATEMENTS.	3

	Consolidated Balance Sheets – May 31, 2010
	and February 28, 2010	3

	Consolidated Statements of Operations for the
	three months Ended May 31, 2010 and 2009	4

	Consolidated Statement of Stockholders’
	Deficiency for the three months ended May 31, 2010	5

	Consolidated Statements of Cash Flows for the
	three months ended May 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II.	OTHER INFORMATION	14

Item 2.	Recent Sale of Unregistered Securities and Use of Proceeds	14

Item 6.	Exhibits	14

PART I
FINANCIAL INFORMATION

ITEM 1.                   CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31, 2010	February 28, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,414	$661
Marketable equity securities	189,017	141,103
Inventory	5,000	5,000
Due from related parties	-	113,814
Total current assets	199,431	260,578

PROPERTY, NET of accumulated depreciation of $36,296 and $34,998, respectively	240,704	242,002
Total assets	$440,135	$502,580

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$111,986	$114,816
Due in connection with South Korea venture	85,000	20,000
Deferred revenue	-	-
Credit card obligations	94,879	96,711
Due to related parties	1,583,312	1,655,840

Total current liabilities	1,875,177	1,887,367
Due to related parties, net of current portion	50,000	50,000
Total Liabilities	1,925,177	1,937,367
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,522,502 shares, respectively	35,525	35,225
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,668,155
Deficit	(4,169,025)	(4,106,770)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(1,485,042)	(1,434,787)

Total liabilities and stockholders’ deficiency	$440,135	$502,580

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 31, 2010	May 31, 2009

REVENUES:
Consulting fees	$-	$4,000
	-	4,000

OPERATING EXPENSES:
Consulting	16,000	2,900
Salaries	13,868	14,928
Travel and promotion	7,557	4,974
Depreciation	1,298	1,298
Other	20,656	16,078
	59,379	40,178

Income (loss) from operations	(59,379)	(36,178)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	5,308	46,753
Interest expense	(8,209)	(8,686)
Interest income	25	6
	(2,876)	38,073

NET INCOME (LOSS)	$(62,255)	$1,895

Earnings (loss) per common share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,491,005	3,482,527
Diluted	3,491,005	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Deficiency
(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2010	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(4,106,770)	39,975	$(42,454)	$(1,434,787)

Shares issued for services	30,000	300	-	-	11,700	-	-	-	12,000

Net income (loss)	-	-	-	-	-	(62,255)	-	-	(62,255)

Balance, May 31, 2010	3,552,502	$35,525	1,105,679	$11,057	2,679,855	(4,169,025)	39,975	(42,454)	(1,485,042)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 31, 2010	May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,255)	$1,895
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,298	1,298
Non-cash compensation	12,000	-
Change in operating assets and liabilities:
Marketable equity securities	(47,914)	(46,752)
Accounts payable and accrued expenses	(2,830)	16,480
Due in connection with South Korea venture	65,000	(20,000)
Deferred revenue	-	(29,000)
Credit card obligations	(1,832)	(5,204)

Net cash (used in) provided by operating activities	(36,533)	(81,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	(4,969)	(4,060)
Increase (decrease) in due to related parties	46,255	78,441

Net cash provided by (used in) financing activities	41,286	74,381

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	4,753	(6,902)

CASH AND CASH EQUIVALENTS, beginning of period	661	7,233

CASH AND CASH EQUIVALENTS, end of period	$5,414	$331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,309	$4,786
Income tax paid	$-	$-

NON-CASH FINANCING ACTIVITY:
Transfer of amounts due from related parties to USBL president in partial satisfaction of amount due to USBL president	$118,783	-

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2010
(Unaudited)

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”), incorporated in Delaware on May 29, 1984, has operated a professional summer basketball league through franchises located in the United States.  Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut. USBL cancelled its 2008, 2009, and 2010 seasons.

At May 31, 2010, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,675,746, a stockholders’ deficiency of $1,485,042, and accumulated losses of $4,169,025.  This factor, as well as the Company’s reliance on related parties (see Notes 6 and 8), raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation.  Operating results for the three-month period ended May 31, 2010 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2011.  The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2010.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the three months ended May 31, 2010 and 2009 was $5,308 and $46,753, respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements.  However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee.  Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable.  Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale.  The offering price of a new franchise at May 31, 2010 was $50,000.

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

As of February 28, 2010, USBL had a net operating loss carryforward of approximately $2,000,000 available to offset future taxable income.  The carryforward expires in varying amounts through year ended February 28, 2030.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2010 and 2009 and none are outstanding at May 31, 2010.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS).  ASC 260 requires dual presentation of basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.  The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three months ended May 31, 2010 as the result would have been antidilutive.

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

Referee fees – The Company’s principal obligation under the franchise agreements is to provide referees for the league.

3.	Due from related parties

Due from related parties consist of:

	May 31,	February 28,
	2010	2010
	(Unaudited)
USBL receivable from Meisenheimer Capital, Inc. (“MCI”) controlling stockholder of USBL, non-interest bearing, due on demand	$-	$111,814

USBL receivable from Synercom, Inc. (“Synercom”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	-	2,000

Total	$-	$113,814

Effective May 31, 2010, the president of USBL was transferred the then $118,783 balance due from related parties in satisfaction of $118,783 loans payable due to him from the Company.

4.	Property, Net

Property, net, consists of:

	May 31,	February 28,
	2010	2010
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Less accumulated depreciation	(36,296)	(34,998)

Property, net	$240,704	$242,002

Since June 2008, MCREH has had no tenants at the property.

5.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses.  USBL has agreed to pay the credit card balances, including related interest.  The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

6.	Due to Related Parties

Due to related parties consists of:

	May 31, 2010	February 28, 2010
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$973,957	$911,957
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	331,255	465,783
USBL loan payable to Genvest, LLC (“Genvest”), an organization controlled by the two officers of USBL	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000

MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	1,633,312	1,705,840
Less current portion	(1,583,312)	(1,655,840)

Non current portion	$50,000	$50,000

For the three months ended May 31, 2010 and 2009, interest due under the USBL loans were waived by the respective lenders.

At May 31, 2010, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $39,887.

7.	Stockholders’ Equity

Each share of common stock has one vote.  Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

On May 6, 2010, the Company issued 30,000 restricted shares of Company common stock (valued at $12,000) to a consultant for services rendered.

8.	Related Party Transactions

In the three months ended May 31, 2010 and 2009, USBL included in other operating expenses, rent to Genvest, LLC of $3,000 and $3,000, respectively.

9.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space there were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At May 31, 2010, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $27,000.

Cancellation of 2008, 2009, and 2010 Seasons

USBL cancelled its 2008, 2009, and 2010 seasons.  These cancellations may result in claims and legal actions from franchisees.

Litigation

On June 30, 2008, a legal action was commenced by Albany Patroons, Inc., a franchisee of USBL, against the Company in the United States District Court for the Northern District of New York.  The complaint alleges breach of contract by USBL due to the suspension of the 2008 season and seeks total damages of $285,000.  On September 5, 2008, the Company answered the complaint and asserted a counter-claim against plaintiff for breach of franchise agreement and/or memorandum of agreement.  This action was discontinued and the parties agreed to proceed with binding arbitration.  The Company believes that it has a meritorious defense to the action and does not expect the ultimate resolution of this matter to have a material adverse effect on its consolidated financial condition or results of operations.

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

In January 2009, the Company received an additional $256,000 from the third party.  Under the related verbal agreement, USBL paid a total of $240,000 ($220,000 in fiscal 2010, $20,000 in fiscal 2011) to the consulting firm approved by the third party and recognized the remaining $16,000 as consulting fees revenue in the year ended February 28, 2010.

In April and May 2010, the Company received an additional $157,667 relating to the South Korea venture and paid a total of $96,667 to the consulting firm approved by the third party.

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

THREE MONTHS ENDED MAY 31, 2010 AS COMPARED TO MAY 31, 2009

Revenues decreased to $0 for the first quarter of 2010 from $4,000 in the first quarter of 2009.  $0 of the 2010 and 2009 first quarter revenues, were derived from related parties.

Operating expenses increased from $40,178 for the three months ended May 31, 2009 to $59,379 for the three months ended May 31, 2010.  The increase in operating expenses was primarily due to the issuance in May 2010 of 30,000 shares of company common stock (valued at $12,000) to a consultant for services rendered.

Interest expense decreased to $8,209 in 2010, as compared to $8,686 in 2009.

Net loss for the three months ended May 31, 2010 was $62,255 as compared to net income of $1,895 for the three months ended May 31, 2009.  This decrease is due mainly to the $41,445 decrease in net gain from marketable securities (from $46,753 in 2009 to $5,308 in 2010) and the $19,201 increase in operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $5,414 and a working capital deficit of $1,675,746 at May 31, 2010.  The Company's statement of cash flows reflects cash used in operating activities of $36,533, which results primarily from the net loss of $62,255, and an increase in marketable securities of $47,913 offset by the $65,000 increase in the amount due in connection with the South Korea venture. Net cash provided by financing activities was $41,286 in 2010 compared to $74,381 in 2009.

The Company's ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2011 season and the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance.  Experience has shown that USBL is generally the last creditor to be paid by the franchise.  If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all.  The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period.  Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2011 season within the next 12 months it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations.  With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital.  Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable.  At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2010 the Company issued 30,000 restricted shares of Company common stock (valued at $12,000) to a consultant for services rendered in reliance on Section 4(2) of the Securities Act of 1933.

Item 6.                     Exhibits.

Exhibit No.:	Description:

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 20th day of July, 2010.

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

Name	Capacity	Date

/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III	Director and President (principal executive officer)	July 20, 2010

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer	Director and Chief Financial Officer (principal financial and accounting officer)	July 20, 2010

EXHIBIT INDEX

Exhibit No.:	Description:

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002