Form 10-Q
period 2010-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2011-01-14
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of January 12, 2011, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.                       CONSOLIDATED FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2010	February 28, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,873	$661
Marketable equity securities	252,281	141,103
Inventory	5,000	5,000
Due from related parties	10,500	113,814
Total current assets	269,654	260,578

PROPERTY, NET	238,108	242,002
Total assets	$507,762	$502,580

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$140,377	$114,816
Due in connection with South Korea venture	-	20,000
Credit card obligations	95,667	96,711
Due to related parties	1,777,257	1,655,840

Total current liabilities	2,013,301	1,887,367
Due to related parties, net of current portion	50,000	50,000
Total Liabilities	2,063,301	1,937,367
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,522,502 and 3,522,502 shares, respectively	35,525	35,225
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,668,155
Deficit	(4,239,522)	(4,106,770)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total stockholders’ deficiency	(1,555,539)	(1,434,787)

Total liabilities and stockholders’ deficiency	$507,762	$502,580

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009

REVENUES:
Initial franchise fees	$-	$-	$-	$-
Continuing franchise fees	-	-	-	-
Consulting fees	-	4,000	20,000	12,000
Sponsorship/advertising	-	-	-	-
Other	-	-	-	-
	-	4,000	20,000	12,000

OPERATING EXPENSES:
Consulting	-	500	16,575	4,200
Referee fees	-	-	-	-
Salaries	14,989	13,636	43,567	42,803
Travel and promotion	4,350	6,908	24,084	19,442
Depreciation	1,298	1,298	3,894	3,894
Other	35,265	10,628	84,476	68,926
	55,900	32,970	172,594	139,265

Income (loss) from operations	(55,900)	(28,970)	(152,594)	(127,265)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	63,800	7,813	44,513	32,120
Interest expense	(8,251)	(8,414)	(24,698)	(25,694)
Interest and dividend income	1	2	27	9

	55,550	(599)	19,842	6,435
NET INCOME (LOSS)	$(350)	$(29,569)	$(132,752)	$(120,830)

Earnings (loss) per common share:
Basic	$(.00)	$(.01)	$(.04)	$(.03)
Diluted	$(.00)	$(.01)	$(.04)	$(.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,482,527	3,482,527	3,482,527	3,482,527
Diluted	4,588,206	4,588,206	4,588,206	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Deficiency
(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2010	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(4,106,770)	39,975	$(42,454)	$(1,434,787)

Shares issued for services	30,000	300	-	-	11,700	-	-	-	12,000

Net income (loss)	-	-	-	-	-	(132,752)	-	-	(132,752)

Balance, November 30, 2010	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,239,522)	39,975	$(42,454)	$(1,555,539)

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30, 2010	November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(132,752)	$(120,830)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation	3,894	3,894
Non-cash compensation	12,000	-
Changes in operating assets and liabilities:
Marketable equity securities	(111,178)	(70,527)
Accounts payable and accrued expenses	25,561	28,555
Due in connection with South Korea venture	(20,000)	(120,000)
Deferred revenues	-	(37,000)
Credit card obligations	(1,044)	(9,581)

Net cash used in operating activities	(223,519)	(325,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	(15,469)	39,717
Increase (decrease) in due to related parties	240,200	281,063

Net cash provided by financing activities	224,731	320,780

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,212)	(4,709)

CASH AND CASH EQUIVALENTS, beginning of period	661	7,233

CASH AND CASH EQUIVALENTS, end of period	$1,873	$2,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$12,998	$13,994
Income tax paid	$-	$-

NON-CASH FINANCING ACTIVITY:
Transfer of amounts due from related parties to USBL president in partial satisfaction of amount due to USBL president	$118,783	$-

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

At November 30, 2010, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,743,647, a stockholders’ deficiency of $1,555,539 and accumulated losses of $4,239,522.  These factors, as well as the Company’s reliance on related parties (see Notes 6 and 8), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives.  The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation.  Operating results for the nine-month period ended November 30, 2010 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2011.  The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2010.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income.  The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the three months ended November 30, 2010 and 2009 and for the nine months ended November 30, 2010 and 2009 was $61,463, $(31,205), $60,455, and $(22,576), respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements.  However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee.  Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable.  Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale.  The offering price of a new franchise at November 30, 2010 was $50,000.

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

As of February 28, 2010, the Company had a net operating loss carryforward of approximately $2,000,000 available to offset future taxable income.  The carryforward expires in varying amounts through year ended February 28, 2030.

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

Stock-based compensation - Stock compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”  No stock options were granted during 2010 and 2009 and none are outstanding at November 30, 2010.

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

Referee fees – The Company’s principal obligation under the franchise agreements is to provide referees for the league.

3.           Due From Related Parties

Due from related parties consist of:
	November 30,	February 28,
	2010	2010
	(Unaudited)

USBL receivable from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$10,500	$111,814

USBL receivable from Synercom (“Synercom”), a corporation controlled by the two officers of USBL, non-interest bearing, due on demand	-	2,000

Total	$10,500	$113,814

Effective May 31, 2010, the president of USBL was transferred the then $118,783 balance due from related parties in satisfaction of $118,783 loans payable due to him from the Company.

4.           Property, Net

Property, net consists of:
	November 30,	February 28,
	2010	2010
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Accumulated depreciation	(38,892)	(34,998)

Property, net	$238,108	$242,002

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

6.	Due to Related Parties

Due to related parties consist of:

	November 30, 2010	February 28, 2010
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,106,957	$911,957
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	387,700	465,783
USBL loan payable to Genvest, LLC (“Genvest”), an organization controlled by the two officers of USBL, non-interest bearing, due on demand	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	-
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	1,827,257	1,705,840
Less current portion	(1,777,257)	(1,655,840)

Non current portion	$50,000	$50,000

For the nine months ended November 30, 2010 and 2009, interest due under the USBL loans were waived byy the respective lenders.

At November 30, 2010 and February 28, 2010, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $47,687 and $35,987, respectively.

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

In the three months ended November 30, 2010 and 2009 and the nine months ended November 30, 2010 and 2009, USBL included in other operating expenses, rent payable to Genvest, LLC of $3,000, $3,000, $9,000 and $9,000, respectively.

9.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008.  At November 30, 2010 and February 28, 2010 accounts payable and accrued expenses included accrued rent payable to Genvest totaling $33,000 and $24,000, respectively.

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

In April and May 2010, the Company received an additional $157,667 relating to the South Korea venture.  In the six months ended August 31, 2010, USBL paid a total of $137,667 to the consulting firm approved by the third party and recognized the remaining $20,000 as consulting fees revenue in the three months ended August, 31, 2010.

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

THREE MONTHS ENDED NOVEMBER 30, 2010 AS COMPARED TO NOVEMBER 30, 2009

Revenues decreased $4,000 from $4,000 in 2009 to $0 in 2010. This decrease was due to no consulting fees revenues earned in 2010 in connection with the South Korea venture (the venture was discontinued in August 2010).

Operating expenses increased $22,930 from $32,970 in 2009 to $55,900 in 2010 primarily due to an increase in other expenses.

Net loss decreased $29,219 from $29,569 in 2009 to $350 in 2010, primarily due to a $55,987 improvement in investment performance in 2010.

NINE MONTHS ENDED NOVEMBER 30, 2010 AS COMPARED TO NOVEMBER 30, 2009

Revenues increased to $20,000 for the first nine months of 2010 from $12,000 for the first nine months of 2009.  This increase was due to higher fees recognized from the South Korea venture in 2010.

Operating expenses increased $33,329 from $139,265 for the nine months ended November 30, 2009 to $172,594 for the nine months ended November 30, 2010, primarily as a result of the $12,000 stock-based compensation issued to a consultant in 2010 and higher other expenses.

Net loss increased $11,922 from $120,830 in 2009 to $132,752 in 2010.  The increase was due mainly to the $33,329 increase in operating expenses, offset partially by the $12,393 improvement in investment performance and the $8,000 increase in operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $1,873 and a working capital deficit of $1,743,647 at November 30, 2010.  The Company's statement of cash flows reflects cash used in operations of $223,519 in 2010, which results primarily from the $132,752 net loss and the $111,178 increase in marketable equity securities. Net cash provided by financing activities was $224,731 in 2010, primarily due to loans from related parties.

The Company’s ability to generate cash flow from franchise royalty fees is dependent on scheduling of a season and the financial stability of the individual franchises constituting the League.  Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance.  Experience has shown that USBL is generally the last creditor to be paid by the franchise.  If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all.  The Company estimates that it requires approximately $250,000 of working capital to sustain operations over a 12-month period.  Accordingly, if the Company is unable to generate additional sales of franchises and schedule a season within the next 12 months, it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations.  With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program.  This will require an investment of additional capital.  Given the Company’s current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable.  At the current time the Company has no definitive plan as to how to raise additional capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of January, 2011.

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

Name	Capacity	Date

/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III	Director and President	January 13, 2011
(principal executive officer)

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer	Director and Chief Financial	January 13, 2011
Officer (principal financial and
accounting officer)

EXHIBIT INDEX

Exhibit No.:	Description:

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002