Form 10-K
period 2011-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2011-05-27
CIK 764630

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET, N.W.
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $490,000 as of August 29, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of May 31, 2011.

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

Since the inception of our League, we have been primarily engaged in selling franchises and managing the League.  From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations.   The 2008, 2009, 2010, and 2011 seasons have been canceled.  USBL is considering new team participation in a 2012 season along with some of the old teams such as Salina, Kansas; Dodge City, Kansas; Enid, Oklahoma; Brooklyn, New York; and Pennsylvania.

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

Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high in the 1999 season of 13 franchises.  There are no current active franchises since the USBL has cancelled its 2011 season in order to restructure its operations.  Many of the teams may return next year, but we do not know which ones.  In addition, MCI owns two inactive franchises which pay annual royalty fees, and Spectrum Associates owns one.

At the present time we are offering franchises for $50,000.  Our last sale was in 2007 at a price of $50,000, $10,000 as a down payment and the balance was to be paid over two years.  We have been unable to receive more than $50,000 for a down payment on expansion teams and we require royalties be paid prior to the year-end.  This does not always allow us to receive all of the installments due on time.  We therefore work with our franchisees to allow them to meet their local market obligations and carry their balance with the League until they can make payments.  This is in the best interest of the USBL and its teams.  The stronger the teams are in their markets the stronger the League becomes.

Since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $300,000.  The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises.  Because historically most of the franchises have not operated profitably, the asking price has been negotiated and in addition we have extended highly favorable installment plans.  Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated.  Based on the uncertainty of collecting franchise fees, we record those revenues upon receipt of cash consideration paid or the performance of related services by the franchisee.  Discussions are now being held for new expansion teams for 2012, with a limit of 10 teams for the 2012 season.

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

Item 4.	[Removed and Reserved]

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol “USBL”.  The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company’s fiscal years ended February 28, 2010 and February 28, 2011.

	Fiscal 2010
	Closing Bid

	High	Low
First Quarter Ended 5/31/09	$0.65	$0.50
Second Quarter Ended 8/31/09	$0.70	$0.50
Third Quarter Ended 11/30/09	$0.60	$0.40
Fourth Quarter Ended 2/28/10	$0.45	$0.35

	Fiscal 2011
	Closing Bid

	High	Low
First Quarter Ended 5/31/10	$0.40	$0.50
Second Quarter Ended 8/31/10	$0.30	$0.50
Third Quarter Ended 11/30/10	$0.30	$0.50
Fourth Quarter Ended 2/28/11	$0.25	$0.50

The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

Approximately 700,000 shares of our Common Stock are held by nonaffiliates as of May 30, 2010.  The shares held by members of the public were issued by us in connection with a private placement over ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933.  The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

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

In the past, the Company has generated advertising revenue from fees for area signage, tickets and program and yearbook advertising space.  Advertising revenue is recognized over the period that the advertising space is made available to the user.

Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which are generated on the Company's web site, are recorded upon shipment of the order.  Essentially all orders are paid by credit card.

Fiscal Year 2011 Compared To Fiscal Year 2010

For the years ended February 28, 2011 ("Fiscal 2011") and 2010 (“Fiscal 2010”), the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, and 2011 seasons.  Consulting fees revenues increased $5,333 from $14,667 in Fiscal 2010 to $20,000 in Fiscal 2011.  These revenues were earned in connection with the South Korea venture (which was discontinued in August 2010).

Operating expenses increased $27,448 from $187,619 in 2010 to $215,067 in 2011, primarily as a result of the $12,000 stock-based compensation issued to a consultant in Fiscal 2011 and higher other expenses.

Net loss decreased $1,478 from $196,309 in 2010 to $194,831 in 2011.  The decrease is due primarily to the $22,502 improvement in trading account performance and the $5,333 increase in operating revenues, offset partially by the $27,448 increase in operating expenses.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,854,428 at February 28, 2011.  The Company's statement of cash flows reflects net cash used in operating activities of $270,983, which is due primarily to the $194,831 net loss, and the $102,983 increase in marketable equity securities.  Net cash provided by financing activities was $272,787, which is due primarily to the net increase in amounts due to related parties.

The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance.  Experience has shown that USBL is generally the last creditor to be paid by the franchise.  If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all.  The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period.  Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations.  With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital.  Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable.  At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2012 season.

Item 8.	Financial Statements and Supplementary Data.

See our index to financial statements in Item 15 and the financial statements and notes that are filed as part of this annual report following the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Based on their evaluation as of February 28, 2011, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2011.  We are continuing to take steps to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2011.  We believe that internal control over financial reporting is effective.  We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following persons served as our directors and executive officers for the fiscal year ended February 28, 2011. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position

Daniel T. Meisenheimer III	60	Chairman of the Board and President

Richard C. Meisenheimer	57	Chief Financial Officer and Director

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

The following table sets forth certain information as of May 30, 2011 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

	Amount and Nature of	Approximate
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class

Daniel T. Meisenheimer III (1)	143,998 Preferred Stock (1)	13.0%
c/o The United States Basketball League	425,000 Common Stock (1)	12.1%
183 Plains Road, Suite 2
Milford, CT 06461

Estate of Daniel T. Meisenheimer, Jr.(2)	182,723 Preferred Stock	16.5%
c/o Spectrum Associates	9,000 Common Stock	*
183 Plains Road, Suite 1
Milford, CT 06461

Richard C. Meisenheimer(3)	142,285 Preferred Stock	12.9%
884 Robert Treat Ext.	5,000 Common Stock	*
Orange, CT 06477

Meisenheimer Capital Inc.	140,000 Preferred Stock	12.7%
183 Plains Road, Suite 2	2,136,150 Common Stock	60.8%
Milford, CT 06461

Spectrum Associates, Inc. (4)	376,673 Preferred Stock	34.1%
183 Plains Road, Suite 2	228,857 Common Stock	6.5%
Milford, CT 06461

All Officers and Directors as a Group (2 persons)	286,283 Preferred Stock	25.9%
	434,000 Common Stock	12.4%

* less than 1%

(1) Includes 20,000 shares of Preferred Stock and 100,000 shares of Common Stock held by Mr. Meisenheimer III for the benefit of his two minor children.

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

For the last twelve years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated companies have made loans to us. As of February 28, 2011, USBL and MCRE were indebted to the principals or their affiliated companies in the sum of $1,872,087.   Of the foregoing amount, Spectrum is owed the sum of $1,182,457 and the principals (D. Meisenheimer III and R. Meisenheimer) are owed $625,530.

b)	Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities.  During the years ended February 28, 2011 and February 28, 2010, there were no such revenues.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

We were billed $20,000 and $20,000 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 28, 2011 and February 28, 2010, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 28, 2011 or February 28, 2010 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 28, 2011 or February 28, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of May, 2011.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III
President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III	Director and President (principal executive officer)	May 26, 2011

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer	Director and Chief Financial Officer (principal financial and accounting officer)	May 26, 2011

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
United States Basketball League, Inc.

I have audited the accompanying consolidated balance sheets of United States Basketball League, Inc. and subsidiary (the “Company”) as of February 28, 2011 and February 28, 2010, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended February 28, 2011 and February 28, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2011 and February 28, 2010, and the results of its operations and cash flows for the years ended February 28, 2011 and February 28, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
May 26, 2011

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
February 28, 2011 and February 28, 2010

	February 28, 2011	February 28, 2010

Assets

Current Assets:
Cash and cash equivalents	$2,465	$661
Marketable equity securities	244,086	141,103
Inventory	5,000	5,000
Due from related parties	7,274	113,814
Total Current Assets	258,825	260,578
Property, net of accumulated depreciation of $40,190 and 34,998, respectively	236,810	242,002
Total Assets	$495,635	$502,580

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$148,766	$114,816
Due in connection with South Korea venture	-	20,000
Credit card obligations	92,400	96,711
Due to related parties	1,872,087	1,655,840
Total Current Liabilities	2,113,253	1,887,367

Due to related parties	-	50,000

Total Liabilities	2,113,253	1,937,367

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares
authorized; 3,552,502 and 3,522,502 shares issued,
respectively	35,525	35,225
Preferred stock, $0.01 par value, 2,000,000 shares
authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,679,855	2,668,155
Deficit	(4,301,601)	(4,106,770)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficiency	(1,617,618)	(1,434,787)
Total Liabilities and Stockholders' Deficiency	$495,635	$502,580

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years Ended February 28, 2011 and February 28, 2010	2011	2010

Revenues:
Initial franchise fees	$-	$-
Continuing franchise fees	-	-
Consulting fees	20,000	14,667
Advertising	-	-
Other	-	-
	20,000	14,667

Operating Expenses:
Consulting	16,575	4,400
Salaries	57,847	58,048
Travel and promotion	27,991	25,061
Depreciation	5,192	5,192
Other	107,462	94,918
	215,067	187,619

Loss from Operations	(195,067)	(172,952)

Other Income (Expenses):
Interest expense	(32,950)	(34,023)
Gain (loss) on marketable equity securities	33,158	10,656
Interest income	28	10
	236	(23,357)

Net loss	$(194,831)	$(196,309)

Net Loss Per Share - basic and diluted	$(0.06)	$(0.06)

Weighted Average Number of Common Shares Outstanding:
Basic	3,507,102	3,482,527
Diluted	4,612,781	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficiency
Years Ended February 28, 2011 and February 28, 2010

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2009	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(3,910,461)	39,975	$(42,454)	$(1,238,478)

Net Loss	-	-	-	-	-	(196,309)	-	-	(196,309)

Balance, February 28, 2010	3,522,502	35,225	1,105,679	11,057	2,668,155	(4,106,770)	39,975	(42,454)	(1,434,787)

Shares issued for services	30,000	300	-	-	11,700	-	-	-	12,000

Net Loss	-	-	-	-	-	(194,831)	-	-	(194,831)

Balance, February 28, 2011	3,522,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,301,601)	39,975	$(42,454)	$(1,617,618)

See notes to consolidated  financial statement

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended February 28, 2011 and February 28 ,2010	2011	2010

Cash Flows from Operating Activities:

Net Loss	$(194,831)	$(196,309)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	5,192	5,192
Non-cash compensation	12,000	-

Change in operating assets and liabilities:
Marketable equity securities	(102,983)	(62,674)
Inventory	-	-
Accounts payable and accrued expenses	33,950	34,309
Due in connection with South Korea venture	(20,000)	(180,000)
Deferred revenue	-	(39,667)
Credit card obligations	(4,311)	(12,248)

Net Cash Provided By (Used In) Operating Activities	(270,983)	(451,397)

Cash Flows from Financing Activities:

Decrease (increase) in due from related parties	(12,243)	50,647
Increase (decrease) in due to related parties	285,030	394,178
Net Cash Provided By Financing Activities	272,787	444,825

Net Increase (Decrease) in Cash	1,804	(6,572)
Cash and Cash Equivalents, beginning of year	661	7,233
Cash and Cash Equivalents, end of year	$2,465	$661

Supplemental disclosures of cash flow information:
Interest paid	$16,900	$18,423
Income tax paid	$-	$-

Non-cash financing activity: Transfer of amounts due from related parties to USBL president in partial satisfaction of amount due to USBL president	$118,783	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. ("USBL"), incorporated in Delaware on May 29, 1984, has operated a professional summer basketball league through franchises located in the United States.  Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut.  USBL cancelled its 2008, 2009, 2010, and 2011 seasons.

At February 28, 2011, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,854,428, a stockholders’ deficiency of $1,617,618, and accumulated losses of $4,301,601.  This factor, as well as the Company’s reliance on related parties (see notes 8 and 10) raise substantial doubt as to the Company's ability to continue as a going concern.

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

Fair value disclosures – The carrying amounts of the Company’s financial instruments, which consist of cash and cash equivalents, marketable equity securities, due from related parties, accounts payable and accrued expenses, credit card obligations, and due to related parties, approximate their fair value due to their short term nature or based upon values of comparable instruments.

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income.  The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the years ended February 28, 2011 and 2010 was $45,372 and $(44,704), respectively.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximately $805,000) attributable to the USBL net operating loss carryforward.

As of February 28, 2011, USBL had a net operating loss carryforward of approximately $2,300,000  available to offset future taxable income.  The carryforward expires in varying amounts from 2019 to 2031.  Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”.  No stock options were granted during the years ended February 28, 2011 and February 28, 2010 and none are outstanding at February 28, 2011.

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

3.	Marketable Equity Securities

At February 28, 2011, marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Pacific Rim Mining Corp. (PFRMF)	385,360	$91,889	$87,901
Seafarer Exploration Corp. (SFRX)	6,937,064	92,980	30,767
Caledonia Mining Corp. (CALVF)	505,000	42,000	66,660
Apex Resources Group Inc. (APXR)	480,000	17,385	31,200
Other		54,749	27,558

Total		$299,003	$244,086

At February 28, 2010, marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Caledonia Mining Corp. (CALVF)	539,413	$44,862	$33,713
Pacific Rim Mining Corp. (PMV)	182,270	48,762	32,809
Seafarer Exploration Corp. (SFRX)	2,978,564	57,191	25,318
Gold Crest Mines Inc. (GCMN)	300,000	10,537	8,700
Other		80,040	40,563

Total		$241,392	$141,103

As discussed in Note 2, the Company has classified its investment in marketable equity securities as trading securities.  All fair value measurements are based on Level 1 inputs (i.e. closing trading prices of respective marketable equity securities).

Gain (loss) on marketable equity securities consisted of:

	Year Ended February 28,
	2011	2010
Realized net gain (loss)	$(12,214)	$55,360
Unrealized net gain (loss)	45,372	(44,704)

Net gain (loss)	$33,158	$10,656

4.	Due from Related Parties

Due from related parties consist of:

	February 28,	February 28,
	2011	2010
USBL receivable from Meisenheimer Capital, Inc.
(“MCI”), controlling stockholder of USBL,
non-interest bearing, due on demand	$7,274	$111,814

USBL receivable from Synercom, Inc. (“Synercom”),
a corporation controlled by the two officers
of USBL, non-interest bearing, due on demand	-	2,000

Total	$7,274	$113,814

Effective May 31, 2010, the president of USBL was transferred the then $118,783 balance due from related parties in satisfaction of $118,783 loans payable due to him from the Company.

5.	Property, Net

Property, net, consists of:

	February 28,	February 28,
	2011	2010
Land	$121,253	$121,253
Building	155,747	155,747

Total	277,000	277,000
Less accumulated depreciation	(40,190)	(34,998)
Property, net	$236,810	$242,002

Since June 2008, MCREH has had no tenants at the property.

6.	Due In Connection With South Korea Venture

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

In January 2009, the Company received an additional $256,000 from the third party.  Under the related verbal agreement, USBL paid a total of $240,000 ($40,000 in Fiscal 2009, $180,000 in Fiscal 2010, $20,000 in Fiscal 2011) to the consulting firm approved by the third party and recognized the remaining $16,000 as consulting fees revenue in the year ended February 28, 2010.

In April and May 2010, the Company received an additional $157,667 relating to the South Korea venture.  In the six months ended August 31, 2010, USBL paid a total of $137,667 to the consulting firm approved by the third party and recognized the remaining $20,000 as consulting fees revenue in the three months ended August 31, 2010.

A summary of the changes in the liability account follows:

	Year Ended February 28,
	2011	2010

Balance, beginning of year	$20,000	$200,000
Amounts received from third party	157,667	-
Amounts allocated to revenue	(20,000)	-
Amounts paid to consulting firm approved by third party	(157,667)	(180,000)
Balance, end of year	$-	$20,000

7.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses.  USBL has agreed to pay the credit card balances, including related interest.  The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

8.	Due to Related Parties

Due to related parties consist of:

	February 28, 2011	February 28, 2010

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,152,957	$911,957
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	386,530	465,783
USBL loan payable to Genvest, LLC (“Genvest”), an organization controlled by the two officers of USBL, non-interest bearing, due on demand	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	-
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	1,872,087	1,705,840
Less current portion	(1,872,087)	(1,655,840)

Non current portion	$-	$50,000

For the years ended February 28, 2011 and 2010, interest due under the USBL loans were waived by the respective lenders.

At February 28, 2011 and 2010, accounts payable and accrued expenses included accrued interest payable to related parties totaling $51,587 and $35,987, respectively.

9.	Stockholders’ Equity

Each share of common stock has one vote.  Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

On May 6, 2010, the Company issued 30,000 shares of Company common stock (valued at $12,000) to a consultant for services rendered.

10.	Related Party Transactions

In the years ended February 28, 2011 and 2010, USBL included in other operating expenses rent payable to Genvest, LLC totaling $12,000 and $12,000 respectively.

11.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008.  At February 28, 2011 and 2010, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $36,000 and $24,000, respectively.

Cancellation of 2008, 2009, 2010, and 2011 Seasons

USBL cancelled its 2008, 2009, 2010, and 2011 seasons.  These cancellations may result in claims and legal actions from franchisees.

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