Form 10-Q
period 2011-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2011-07-13
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of July 12, 2011, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.                                    CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31, 2011	February 28, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$403	$2,465
Marketable equity securities	349,467	244,086
Inventory	5,000	5,000
Due from related parties	12,715	7,274
Total current assets	367,585	258,825

PROPERTY, NET of accumulated depreciation of $41,488 and $40,190, respectively	235,512	236,810
Total assets	$603,097	$495,635

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$159,570	$148,766
Credit card obligations	92,289	92,400
Due to related parties	1,927,677	1,872,087

Total current liabilities	2,179,536	2,113,253
Due to related parties, net of current portion	-	-
Total Liabilities	2,179,536	2,113,253
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,260,422)	(4,301,601)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(1,576,439)	(1,617,618)

Total liabilities and stockholders’ deficiency	$603,097	$495,635

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 31, 2011	May 31, 2010

REVENUES:
Consulting fees	$-	$-
	-	-

OPERATING EXPENSES:
Consulting	-	16,000
Salaries	14,380	13,868
Travel and promotion	7,031	7,557
Depreciation	1,298	1,298
Other	29,791	20,656
	52,500	59,379

Income (loss) from operations	(52,500)	(59,379)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	101,738	5,308
Interest expense	(8,059)	(8,209)
Interest income	-	25
	93,679	(2,876)

NET INCOME (LOSS)	$41,179	$(62,255)

Earnings (loss) per common share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,491,005
Diluted	4,618,206	3,491,005

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY Consolidated Statements of Stockholders’ Deficiency (Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2011	3,522,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,301,601)	39,975	$(42,454)	$(1,617,618)

Net income (loss)	-	-	-	-	-	(41,179)	-	-	(41,179)

Balance, May 31, 2011	3,552,502	$35,525	1,105,679	$11,057	2,679,855	(4,260,422)	39,975	(42,454)	(1,576,439)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 31, 2011	May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$41,179	$(62,255)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,298	1,298
Non-cash compensation	-	12,000
Change in operating assets and liabilities:
Marketable equity securities	(105,381)	(47,914)
Accounts payable and accrued expenses	10,804	(2,830)
Due in connection with South Korea venture	-	65,000
Credit card obligations	(111)	(1,832)

Net cash used in operating activities	(52,211)	(36,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	(5,441)	(4,969)
Increase (decrease) in due to related parties	55,590	46,255

Net cash provided by (used in) financing activities	50,149	41,286

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,062)	4,753

CASH AND CASH EQUIVALENTS, beginning of period	2,465	661

CASH AND CASH EQUIVALENTS, end of period	$403	$5,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid
Income tax paid	$4,155	$4,309
	$-	$-

NON-CASH FINANCING ACTIVITY:
Transfer of amounts due from related parties to USBL president in partial satisfaction of amount due to USBL president	$-	118,783

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2011
(Unaudited)

1.           Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”), incorporated in Delaware on May 29, 1984, has operated a professional summer basketball league through franchises located in the United States. Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut. USBL cancelled its 2008, 2009, 2010 and 2011 seasons.

At May 31, 2011, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,811,951, a stockholders’ deficiency of $1,576,439, and accumulated losses of $4,260,422. This factor, as well as the Company’s reliance on related parties (see Notes 7 and 9), raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended May 31, 2011 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2012. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2011.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended May 31, 2011 and 2010 was $103,032 and $5,308, respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale

The Company generates advertising revenue from fees for arena signage, tickets, and program and yearbook advertising space. Advertising revenue is recognized over the period that the advertising space is made available to the user.

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

As of February 28, 2011, USBL had a net operating loss carryforward of approximately $2,300,000 available to offset future taxable income. The carryforward expires in varying amounts from 2019 to 2031. Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2011 and 2010 and none are outstanding at May 31, 2011.

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

3.            Marketable Equity Securities

At May 31, 2011 (unaudited), marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	7,252,064	$97,642	$159,545
Pacific Rim Mining Corp. (PFRMF)	350,000	83,458	70,350
Caledonia Mining Corp. (CALVF)	500,000	41,584	63,750
Apex Resources Group Inc. (APXR)	494,850	18,321	22,268
Other		60,345	33,554

Total		$301,350	$349,467

At February 28, 2011, marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Pacific Rim Mining Corp. (PMV)	385,360	91,889	87,901
Caledonia Mining Corp. (CALVF)	505,000	$42,000	$66,660
Apex Resources Group, Inc. (APXR)	480,000	17,385	31,200
Seafarer Exploration Corp. (SFRX)	6,937,064	92,980	30,767
Other		54,749	27,558

Total		$299,003	$244,086

As discussed in Note 2, the Company has classified its investment in marketable equity securities as trading securities. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable equity securities).

Gain (loss) on marketable equity securities consisted of:

	Three Months Ended May 31,
	(Unaudited)
	2011	2010
Realized net gain (loss)	$(1,294)	$-
Unrealized net gain (loss)	103,032	5,308

Net gain (loss)	$101,738	$5,308

4.           Due from related parties

Due from related parties consist of:

	May 31,	February 28,
	2011	2011
	(Unaudited)
USBL receivable from Meisenheimer Capital, Inc.(“MCI”) controlling stockholder of USBL, non-interest bearing, due on demand	$12,715	$7,274
Total	$12,715	$7,274

Effective May 31, 2010, the president of USBL was transferred the then $118,783 balance due from related parties in satisfaction of $118,783 loans payable due to him from the Company.

5.           Property, Net

Property, net, consists of:

	May 31,	February 28,
	2011	2011
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Less accumulated depreciation	(41,488)	(40,190)

Property, net	$235,512	$236,810

Since June 2008, MCREH has had no tenants at the property.

6.           Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.           Due to Related Parties

Due to related parties consists of:

	May 31, 2011	February 28, 2011
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,178,289	$1,152,957
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	416,788	386,530
USBL loan payable to Genvest, LLC (“Genvest”), an organization controlled by the two officers of USBL	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	1,927,677	1,872,087
Less current portion	(1,927,677)	(1,872,087)

Non current portion	$-	$-

For the three months ended May 31, 2011 and 2010, interest due under the USBL loans were waived by the respective lenders.

At May 31, 2011 and February 28, 2011, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $55,487 and $51,587, respectively.

8.           Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

On May 6, 2010, the Company issued 30,000 restricted shares of Company common stock (valued at $12,000) to a consultant for services rendered.

9.            Related Party Transactions

In the three months ended May 31, 2011 and 2010, USBL included in other operating expenses, rent to Genvest, LLC of $3,000 and $3,000, respectively.

10.         Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At May 31, 2011 and February 28, 2011, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $39,000 and $36,000, respectively.

Cancellation of 2008, 2009, 2010, and 2011 Seasons

USBL cancelled its 2008, 2009, 2010 and 2011 seasons. These cancellations may result in claims and legal actions from franchisees.

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

11.      Subsequent Events

In June 2011, the fair value of the Company’s marketable equity securities decreased $56,099 from $349,467 at May 31, 2011 to $293,368 at June 30, 2011.

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

THREE MONTHS ENDED MAY 31, 2011 AS COMPARED TO MAY 31, 2010

For the three months ended May 31, 2011 and 2010, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, and 2011 seasons.

Operating expenses decreased $6,879 from $59,379 for the three months ended May 31, 2010 to $52,500 for the three months ended May 31, 2011. The decrease in operating expenses was primarily due to the reduction of stock-based compensation from $12,000 in 2010 to $0 in 2011, offset partially by higher professional fees in 2011.

Net gain from marketable equity securities increased $96,430 from $5,308 in 2010 to $101,738 in 2011. The increase was due to price appreciation in the Company’s holding of Seafarer Exploration Corp. (SFRX) shares in 2011.

Interest expense decreased to $8,059 in 2011, as compared to $8,209 in 2010.

Net income for the three months ended May 31, 2011 was $41,179 as compared to net loss of $62,255 for the three months ended May 31, 2010. The improvement is due mainly to the $96,430 increase in net gain from marketable securities (from $5,308 in 2010 to $101,738 in 2011) and the $6,879 decrease in operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $403 and a working capital deficit of $1,811,951 at May 31, 2011. The Company's statement of cash flows reflects cash used in operating activities of $52,211, which results primarily from the increase in marketable securities of $105,381 offset by $41,179 net income. Net cash provided by financing activities was $50,149 in 2011 compared to $41,286 in 2010.

The Company's ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2012 season and the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period. Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2012 season within the next 12 months it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2012 season.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no significant changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of July, 2011.

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

Name	Capacity	Date

/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III	Director and President	July 12, 2011
(principal executive officer)
/s/ Richard C. Meisenheimer
Richard C. Meisenheimer	Director and Chief Financial	July 12, 2011
Officer (principal financial and
accounting officer)

EXHIBIT INDEX

Exhibit No.:	Description:

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002