Form 10-Q
period 2011-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2011-10-17
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to _________

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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of October 5, 2011, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,822	$2,465
Marketable equity securities	254,404	244,086
Inventory	5,000	5,000
Due from related parties	17,620	7,274
Total current assets	282,846	258,825

PROPERTY, NET of accumulated depreciation of $42,786 and $40,190, respectively	234,214	236,810
Total assets	$517,060	$495,635

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$165,677	$148,766
Credit card obligations	90,636	92,400
Due to related parties	1,968,733	1,872,087

Total current liabilities	2,225,046	2,113,253
Total Liabilities	2,225,046	2,113,253

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,391,969)	(4,301,601)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(1,707,986)	(1,617,618)

Total liabilities and stockholders’ deficiency	$517,060	$495,635

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010

REVENUES:
Consulting fees	$-	$20,000	$-	$20,000
Total revenues	-	20,000	-	20,000

OPERATING EXPENSES:
Consulting	200	575	200	16,575
Salaries	14,042	14,710	28,422	28,578
Travel and promotion	4,513	12,177	11,544	19,734
Depreciation	1,298	1,298	2,596	2,596
Other	23,636	28,555	53,427	49,211
Total operating expenses	43,689	57,315	96,189	116,694

Loss from operations	(43,689)	(37,315)	(96,189)	(96,694)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	(79,698)	(24,595)	22,040	(19,287)
Interest expense	(8,161)	(8,238)	(16,220)	(16,447)
Interest income	1	1	1	26

Total other income (expenses)	(87,849)	(32,832)	5,821	(35,708)

NET LOSS	$(131,547)	$(70,147)	$(90,368)	$(132,402)

Earnings (loss) per common share:
Basic	$(.04)	$(.02)	$(.03)	$(.04)
Diluted	$(.04)	$(.02)	$(.03)	$(.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,501,766
Diluted	3,512,527	3,512,527	3,512,527	3,501,766

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Deficiency
Six Months Ended August 31, 2011
(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2011	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,301,601)	39,975	$(42,454)	$(1,617,618)

Net loss	-	-	-	-	-	(90,368)	-	-	(90,368)

Balance, August 31, 2011	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,391,969)	39,975	$(42,454)	$(1,707,986)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 31,	August 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,368)	$(132,402)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,596	2,596
Non-cash compensation	-	12,000
Changes in operating assets and liabilities:
Marketable equity securities	(10,318)	(31,418)
Accounts payable and accrued expenses	16,911	10,915
Due in connection with South Korea venture	-	(20,000)
Credit card obligations	(1,764)	983

Net cash (used in) operating activities	(82,943)	(157,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) in due from related parties	(10,346)	(9,884)
Increase in due to related parties	96,646	169,827

Net cash provided by financing activities	86,300	159,943

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	3,357	2,617

CASH AND CASH EQUIVALENTS, beginning of period	2,465	661

CASH AND CASH EQUIVALENTS, end of period	$5,822	$3,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$8,271	$8,647
Income tax paid	$-	$-

NON-CASH FINANCING ACTIVITY:
Transfer of amounts due from related parties to USBL president in partial satisfaction of amount due to USBL president	$-	$118,783

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 2011
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

At August 31, 2011, USBL and MCREH (collectively, the “Company”) had negative working capital of $1,942,200, a stockholders’ deficiency of $1,707,986, and accumulated losses of $4,391,969.  This factor, as well as the Company’s reliance on related parties (see Notes 7 and 9), raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation.  Operating results for the six-month period ended August 31, 2011 may not necessarily be indicative of the results that may be expected for the year ending February 29, 2012.  The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2011.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the three months ended August 31, 2011 and 2010 and the six months ended August 31, 2011 and 2010 was $(86,599), $(6,316), $16,433, and $(1,008), respectively.

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

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Advertising costs - Advertising costs are expensed as incurred.

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2011 and 2010 and none are outstanding at August 31, 2011.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS).  ASC 260 requires dual presentation of basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.  The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2011 and 2010 as the result would have been antidilutive.

Comprehensive income – Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ deficiency.  Comprehensive income (loss) was equivalent to net income (loss) for all periods presented.

3.	Marketable Equity Securities

At August 31, 2011 (unaudited), marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	7,252,064	$97,642	$108,781
Pacific Rim Mining Corp. (PFRMF)	350,000	83,458	51,520
Caledonia Mining Corp. (CALVF)	410,000	34,099	32,800
Apex Resources Group Inc. (APXR)	439,900	16,287	21,995
Other		61,402	39,308

Total		$292,888	$254,404

At February 28, 2011, marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Pacific Rim Mining Corp. (PMV)	385,360	$91,889	$87,901
Caledonia Mining Corp. (CALVF)	505,000	42,000	66,660
Apex Resources Group, Inc. (APXR)	480,000	17,385	31,200
Seafarer Exploration Corp. (SFRX)	6,937,064	92,980	30,767
Other		54,749	27,558

Total		$299,003	$244,086

As discussed in Note 2, the Company has classified its investment in marketable equity securities as trading securities.  All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable equity securities).

Gain (loss) on marketable equity securities consisted of:

	Six Months Ended August 31,
	(Unaudited)
	2011	2010
Realized net gain (loss)	$5,607	$(18,279)
Unrealized net gain (loss)	16,433	(1,008)

Net gain (loss)	$22,040	$(19,287)

4.	Due from Related Parties

Due from related parties consist of:

	August 31,	February 28,
	2011	2011
	(Unaudited)
USBL receivable from Meisenheimer Capital, Inc. (“MCI”) controlling stockholder of USBL, non-interest bearing, due on demand	$17,620	$7,274

Total	$17,620	$7,274

Effective May 31, 2010, the president of USBL was transferred the then $118,783 balance due from related parties in satisfaction of $118,783 loans payable due to him from the Company.

5.	Property, Net

Property, net, consists of:

	August 31,	February 28,
	2011	2011
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Less accumulated depreciation	(42,786)	(40,190)

Property, net	$234,214	$236,810

Since June 2008, MCREH has had no tenants at the property.

6.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses.  USBL has agreed to pay the credit card balances, including related interest.  The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties

Due to related parties consists of:

	August 31, 2011	February 28, 2011
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,196,289	$1,152,957
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	439,844	386,530
USBL loan payable to Genvest, LLC (“Genvest”), an organization controlled by the two officers of USBL	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000

MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000

MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	1,968,733	1,872,087
Less current portion	(1,968,733)	(1,872,087)

Non current portion	$-	$-

For the six months ended August 31, 2011 and 2010, interest due under the USBL loans were waived by the respective lenders.

At August 31, 2011 and February 28, 2011, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $59,387 and $51,587, respectively.

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

In the three months ended August 31, 2011 and 2010 and the six months ended August 31, 2011 and 2010, USBL included in other operating expenses, rent to Genvest, LLC of $3,000, $3,000, $6,000, and $6,000, respectively.

10.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space there were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At August 31, 2011 and February 28, 2011, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $42,000 and $36,000, respectively.

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

In September 2011, the fair value of the Company’s marketable equity securities decreased $42,481 from $254,404 at August 31, 2011 to $211,923 at September 30, 2011.

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

THREE MONTHS ENDED AUGUST 31, 2011 AS COMPARED TO AUGUST 31, 2010

For the three months ended August 31, 2011 and 2010, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, and 2011 seasons.  Consulting fees revenues decreased $20,000 from $20,000 in 2010 to $0 in 2011 as a result of the termination of the South Korea venture in 2010.

Operating expenses decreased $13,626 from $57,315 for the three months ended August 31, 2010 to $43,689 for the three months ended August 31, 2011.  The decrease in operating expenses was primarily due to lower travel and promotion and other operating expenses.

Net gain (loss) from marketable equity securities decreased $55,103 in 2011, from $(24,595) in 2010 to $(79,698) in 2011.  The decrease was due primarily to price depreciation in the Company’s holding of Seafarer Exploration Corp. (SFRX) shares in 2011.

Interest expense decreased to $8,161 in 2011, as compared to $8,238 in 2010.

Net loss for the three months ended August 31, 2011 was $131,547 as compared to the net loss of $70,147 for the three months ended August 31, 2010.  The increase is due mainly to the $55,103 decrease in net gain (loss) from marketable securities (from $(24,595) in 2010 to $(79,698) in 2011) and the $20,000 decrease in consulting fees revenues, offset partially by the $13,626 decrease in operating expenses described above.

SIX MONTHS ENDED AUGUST 31, 2011 AS COMPARED TO AUGUST 31, 2010

For the six months ended August 31, 2011 and 2010, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, and 2011 seasons.  Consulting fees revenues decreased $20,000 from $20,000 in 2010 to $0 in 2011 as a result of the termination of the South Korea venture in 2010.

Operating expenses decreased $20,505 from $116,694 for the six months ended August 31, 2010 to $96,189 for the six months ended August 31, 2011.  The decrease in operating expenses was primarily due to the reduction of stock-based compensation from $12,000 in 2010 to $0 in 2011.

Net gain (loss) from marketable equity securities increased $41,327 from $(19,287) in 2010 to $22,404 in 2011.  The increase was due to price appreciation in the Company’s holding of Seafarer Exploration Corp. (SFRX) shares in 2011.

Interest expense decreased to $16,220 in 2011, as compared to $16,447 in 2010.

Net loss for the six months ended August 31, 2011 was $90,368 as compared to net loss of $132,402 for the six months ended August 31, 2010.  The improvement is due mainly to the $41,327 increase in net gain (loss) from marketable securities (from $(19,287) in 2010 to $22,040 in 2011) and the $20,505 decrease in operating expenses described above, offset partially by the $20,000 decrease in consulting fees revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $5,822 and a working capital deficit of $1,942,200 at August 31, 2011.  The Company's statement of cash flows for the six months ended August 31, 2011 reflects cash used in operating activities of $82,943, which results primarily from the $90,368 net loss. Net cash provided by financing activities was $86,300 in 2011 compared to $159,943 in 2010.

The Company's ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2012 season and the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance.  Experience has shown that USBL is generally the last creditor to be paid by the franchise.  If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all.  The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period.  Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2012 season within the next three months it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations.  With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital.  Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable.  At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2012 season.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective.  There were no significant changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of November, 2011.

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

Name	Capacity	Date

/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III	Director and President (principal executive officer)	November 17, 2011

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer	Director and Chief Financial Officer (principal financial and accounting officer)	November 17, 2011

EXHIBIT INDEX

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002