Form 10-Q
period 2011-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2012-01-17
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________to_________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of January 13, 2012, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.                                CONSOLIDATED FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2011	February 28, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,531	$2,465
Marketable equity securities	217,408	244,086
Inventory	5,000	5,000
Due from related parties	21,362	7,274
Total current assets	249,301	258,825

PROPERTY, NET of accumulated depreciation of $44,084 and $40,190, respectively	232,916	236,810
Total assets	$482,217	$495,635

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$166,814	$148,766
Credit card obligations	88,803	92,400
Due to related parties	2,020,682	1,872,087

Total current liabilities	2,276,299	2,113,253
Total Liabilities	2,276,299	2,113,253
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,478,065)	(4,301,601)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total stockholders’ deficiency	(1,794,082)	(1,617,618)

Total liabilities and stockholders’ deficiency	$482,217	$495,635

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010

REVENUES:
Consulting fees	$-	$-	$-	$20,000
Other	6,000	-	6,000	-
	6,000	-	6,000	20,000

OPERATING EXPENSES:
Consulting	200	-	400	16,575
Salaries	14,292	14,989	42,714	43,567
Travel and promotion	4,024	4,350	15,568	24,084
Depreciation	1,298	1,298	3,894	3,894
Other	27,019	35,265	80,446	84,476
	46,833	55,900	143,022	172,594

Loss from operations	(40,833)	(55,900)	(137,022)	(152,594)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	(37,326)	63,800	(15,286)	44,513
Interest expense	(7,937)	(8,251)	(24,157)	(24,698)
Interest and dividend income	-	1	1	27

	(45,263)	55,550	(39,442)	19,842
NET LOSS	$(86,096)	$(350)	$(176,464)	$(132,752)

Loss per common share:
Basic	$(.02)	$(.00)	$(.05)	$(.04)
Diluted	$(.02)	$(.00)	$(.05)	$(.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,482,527	3,512,527	3,482,527
Diluted	4,618,206	4,588,206	4,618,206	4,588,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Deficiency
Nine Months Ended November 30, 2011
(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2011	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,301,601)	39,975	$(42,454)	$(1,617,618)

Net loss	-	-	-	-	-	(176,464)	-	-	(176,464)

Balance, November 30, 2011	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,478,065)	39,975	$(42,454)	$(1,794,082)

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30, 2011	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(176,464)	$(132,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,894	3,894
Non-cash compensation	-	12,000
Changes in operating assets and liabilities:
Marketable equity securities	26,678	(111,178)
Accounts payable and accrued expenses	18,048	25,561
Due in connection with South Korea venture	-	(20,000)
Credit card obligations	(3,597)	(1,044)

Net cash used in operating activities	(131,441)	(223,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	(14,088)	(15,469)
Increase (decrease) in due to related parties	148,595	240,200

Net cash provided by financing activities	134,507	224,731

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,066	(1,212)

CASH AND CASH EQUIVALENTS, beginning of period	2,465	661

CASH AND CASH EQUIVALENTS, end of period	$5,531	$1,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$12,457	$12,998
Income tax paid	$-	$-

NON-CASH FINANCING ACTIVITY:
Transfer of amounts due from related parties to USBL president in partial satisfaction of amount due to USBL president	$-	$118,783

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2011
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

At November 30, 2011, USBL and MCREH (collectively, the “Company”) had negative working capital of $2,026,998, a stockholders’ deficiency of $1,794,082 and accumulated losses of $4,478,065. These factors, as well as the Company’s reliance on related parties (see Notes 7 and 9), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the nine-month period ended November 30, 2011 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2012. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2011.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended November 30, 2011 and 2010 and for the nine months ended November 30, 2011 and 2010 was $(41,706), $61,463, $(25,273), and $60,455, respectively.

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

The Company generated advertising revenue from fees for arena signage, tickets, and program and year book advertising space. Advertising revenue is recognized over the period that the advertising space is made available to the user.

Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which were generated on the Company’s web site, are recorded upon shipment of the order. Essentially all orders were paid by credit card.

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enactedtax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $805,000) attributable to the USBL net operating loss carryforward.

As of February 28, 2011, the Company had a net operating loss carryforward of approximately $2,300,000 available to offset future taxable income. The carryforward expires in varying amounts from 2019 to 2031. Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”  No stock options were granted during 2011 and 2010 and none are outstanding at November 30, 2011.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS).  ASC 260 requires dual presentation of basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.  The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and nine months ended November 30, 2011 and 2010 as the result would have been antidilutive.

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

At November 30, 2011 (unaudited), marketable equity
securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	7,252,064	$97,642	$72,521
Pacific Rim Mining Corp. (PFRMF)	350,000	83,458	49,000
Caledonia Mining Corp. (CALVF)	410,000	34,099	45,100
Apex Resources Group Inc. (APXR)	674,903	23,682	18,897
Other		58,717	31,890

Total		$297,598	$217,408

At February 28, 2011, marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Pacific Rim Mining Corp. (PMV)	385,360	$91,889	$87,901
Caledonia Mining Corp. (CALVF)	505,000	42,000	66,660
Apex Resources Group, Inc. (APXR)	480,000	17,385	31,200
Seafarer Exploration Corp. (SFRX)	6,937,064	92,980	30,767
Other		54,749	27,558

Total		$299,003	$244,086

As discussed in Note 2, the Company has classified its investment in marketable equity securitiesas trading securities. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable equity securities).

Gain (loss) on marketable equity securities consisted of:

	Nine Months Ended November 30,
	(Unaudited)
	2011	2010
Realized net gain (loss)	$9,987	$(15,942)
Unrealized net gain (loss)	(25,273)	60,455

Net gain (loss)	$(15,286)	$44,513

4.	Due From Related Parties

Due from related parties consist of:
	November 30,	February 28,
	2011	2011
	(Unaudited)

USBL receivable from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$21,362	$7,274

Total	$21,362	$7,274

Effective May 31, 2010, the president of USBL was transferred the then $118,783 balance due from related parties in satisfaction of $118,783 loans payable due to him from the Company.

5.	Property, Net

Property, net consists of:
	November 30,	February 28,
	2011	2011
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Accumulated depreciation	(44,084)	(40,190)

Property, net	$232,916	$236,810

From June 2008 to December 2010, MCREH had no tenants at the property. In 2011, Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, entered into an informal agreement to rent available space from MCREH for the purpose of storing surplus material. The agreement provides for a rental fee of $1000 per month through December 31, 2011.

6.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties

Due to related parties consist of:

	November 30, 2011	February 28, 2011
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,215,789	$1,152,957
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	472,293	386,530
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL, non-interest bearing, due on demand	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	2,020,682	1,872,087
Less current portion	(2,020,682)	(1,872,087)

Non current portion	$-	$-

For the nine months ended November 30, 2011 and 2010, interest due under the USBL loans were waived by the respective lenders.

At November 30, 2011 and February 28, 2011, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $63,287 and $51,587, respectively.

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

For the three months ended November 30, 2011 and 2010 and for the nine months ended November 30, 2011 and 2010, USBL included in other operating expenses, rent payable to Genvest, LLC of $3,000, $3,000, $9,000 and $9,000, respectively.

For the three months ended November 30, 2011 (see Note 5), MCREH included in other revenues rent from Spectrum Associates, Inc. of $6,000.

10.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an entity controlled by the two officers of USBL. Improvements to the Company’s space were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At November 30, 2011 and February 28, 2011 accounts payable and accrued expenses included accrued rent payable to Genvest totaling $45,000 and $36,000, respectively.

Cancellation of 2008, 2009, 2010 and 2011 Seasons

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

In December 2011, the fair value of the Company’s marketable equity securities decreased $42,265 from $217,408 at November 30, 2011 to $175,143 at December 31, 2011.

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

THREE MONTHS ENDED NOVEMBER 30, 2011 AS COMPARED TO NOVEMBER 30, 2010

For the three months ended November 30, 2011 and 2010, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, and 2011 seasons. Other revenues increased $6,000 from $0 in 2010 to $6,000 in 2011 as a result of rental income received from a related party Spectrum Associates, Inc. in 2011.

Operating expenses decreased $9,067 from $55,900 for the three months ended November 30, 2010 to $46,833 for the three months ended November 30, 2011. The decrease in operating expenses was primarily due to lower other operating expenses.

Net gain (loss) from marketable equity securities decreased $101,126 in 2011, from $63,800 in 2010 to $(37,326) in 2011. The decrease was due primarily to price depreciation in the Company’s holding of Seafarer Exploration Corp. (SFRX) shares in 2011.

Interest expense decreased to $7,937 in 2011, as compared to $8,251 in 2010.

Net loss for the three months ended November 30, 2011 was $86,096 as compared to the net loss of $350 for the three months ended November 30, 2010. The increase is due mainly to the $101,126 decrease in net gain (loss) from marketable securities (from $63,800 in 2010 to $(37,326) in 2011).

NINE MONTHS ENDED NOVEMBER 30, 2011 AS COMPARED TO NOVEMBER 30, 2010

For the nine months ended November 30, 2011 and 2010, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, and 2011 seasons. Consulting fees revenues decreased $20,000 from $20,000 in 2010 to $0 in 2011 as a result of the termination of the South Korea venture in 2010. Other revenues increased $6,000 from $0 in 2010 to $6,000 in 2011 as a result of rental income received from a related party Spectrum Associates, Inc. in 2011.

Operating expenses decreased $29,572 from $172,594 for the nine months ended November 30, 2010 to $143,022 for the nine months ended November 30, 2011. The decrease in operating expenses was primarily due to the reduction of stock-based compensation from $12,000 in 2010 to $0 in 2011, and $8,516 lower travel and promotion expenses.

Net gain (loss) from marketable equity securities decreased $59,799 from $44,513 in 2010 to $(15,286) in 2011. The decrease was due to price depreciation in the Company’s principal holdings in 2011.

Interest expense decreased to $24,157 in 2011, as compared to $24,698 in 2010.

Net loss for the nine months ended November 30, 2011 was $176,464 as compared to net loss of $132,752 for the nine months ended November 30, 2010. The increase is due mainly to the $59,799 decrease in net gain (loss) from marketable securities (from $44,513 in 2010 to $(15,286) in 2011).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $5,531 and a working capital deficit of $2,026,998 at November 30, 2011. The Company's statement of cash flows reflects cash used in operations of $131,441 in 2011, which resulted primarily from the $176,464 net loss. Net cash provided by financing activities was $134,507 in 2011, primarily due to loans from related parties.

The Company's ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2012 season and the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period. Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2012 season it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2012 season.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of January, 2012.

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