Form 10-K
period 2012-02-29
UNITED STATES BASKETBALL LEAGUE INC
filed 2012-06-12
CIK 764630

SECURITIES AND EXCHANGE COMMISSION

450 FIFTH STREET, N.W.

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended February 29, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of May 31, 2012.

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

Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations. The 2008, 2009, 2010, 2011, and 2012 seasons have been canceled. USBL is considering new team participation in a 2013 season along with some of the old teams such as Salina, Kansas; Dodge City, Kansas; Enid, Oklahoma; Brooklyn, New York; and Pennsylvania.

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

Since the inception of the League to the present time, the number of active franchises has fluctuated from a low of seven to a high in the 1999 season of 13 franchises. There are no current active franchises since the USBL has cancelled its 2012 season in order to restructure its operations. Many of the teams may return next year, but we do not know which ones.

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

Since 1984, we have sold franchises at various prices ranging from as little as $25,000 to $300,000. The price for the franchises has varied depending on the location of the franchise, the prior history, if any, and the location of existing franchises. Because historically most of the franchises have not operated profitably, the asking price has been negotiated and in addition we have extended highly favorable installment plans. Nearly all of the franchises sold by us since the beginning of our operations in 1984 and up to the present time have been sold on an installment basis and at times the purchasers of the franchises have not been able to meet the installment terms and as a result the franchises were terminated. Based on the uncertainty of collecting franchise fees, we record those revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Discussions are now being held for new expansion teams for 2013, with a limit of 10 teams for the 2013 season.

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

Our franchise agreements also require us to use our best efforts to obtain sponsorships for each team and the League. Such sponsorships are generally from local or national corporations. The sponsorships which have been negligible generally take the form of free basketballs, uniforms, airline tickets and discount accommodations for teams when they travel. During the 2003 season we did receive discounted air fares for team travel from American Airlines in exchange for advertising in team programs and signage at the arenas as well as advertising on our web site. The sponsorships generated by us are shared by all of the teams in the League. The individual teams comprising the league are also free to seek sponsorship for their own individual franchise. Some of the teams have been successful in attracting local sponsorships in the form of merchandise and cash and it is these sponsorships that have helped support the ongoing operations of the individual teams. Other teams have not been successful. The success of obtaining sponsorship is generally a function of good attendance and good media exposure. In some instances particular franchises cannot generate any meaningful attendance because of a lack of media exposure. The Franchise Agreement also requires us to provide scheduling of all games and officiating for all games. We also print a full roster book as well as a weekly newsletter which provides information regarding the League as well as individual players and their personal statistics.

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

From the inception of the League, USBL has generally operated at a loss. This has been due to the poor sale of franchises and the inability of most of the franchises to generate sufficient revenues to pay their respective annual royalty fees. Because of the poor historical record, we have been dependent on loans from the principals and their affiliated companies to defray the cost of operations. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.” Additionally and because of our poor performance for at least the last five years, our auditors have rendered qualified opinions based on their concerns as to our ability to continue as a going concern

c)          Employees

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

Our Operating History Does Not Reflect Profitable Operations

Our operating history does not reflect a history of profitable operations. Since our inception we have been attempting to develop the League. Our operations have not been profitable and unless and until we can increase the sale of franchises, schedule a season, and at the same time attract franchisees who are able or willing to incur start-up costs to develop their respective franchises, we may continue to operate at a loss. There can be no assurance that we will be successful.

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

Our Established Guidelines in Connection with the Sale of Franchises May Not be Sufficient to Ensure the Viability of a Franchise Over the Long Term

Historically in our dealings with prospective franchisees and in our desire to sell franchises, we did not establish adequate guidelines to insure that prospective franchisees have sufficient capital to properly finance a franchise and to be able to absorb losses until such time as the franchise would become profitable. Starting with the 1999 season, we have established rigorous standards to ensure the viability of the franchise over the long term; however, there is still no assurance that in view of our inability to schedule a season, and have any meaningful expansion we will be able to attract qualified franchisees or that our established guidelines will ensure the viability of a franchise over the long term.

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

We Are Dependent on Corporate Sponsorships Which Have Been Negligible

In the event we have a season, the financial success of the individual franchises is dependent to a large degree on corporate sponsorship to help defray costs. To date, corporate sponsorship in some cities has been negligible and as a result, some of the franchises have been required to absorb expenses, which would otherwise have been supported by corporate sponsorship. As a result, profits of some of the franchises have been affected and many of the franchises have operated at a loss. Until such time as the League can attract meaningful sponsorship, earnings, if any, of the individual franchises will be impacted.

When We Have a, Season, It Competes with Other Professional Sporting Events

Our season from April to June is designed to afford players with the opportunity to showcase their professional ability to the teams comprising the National Basketball Association (“NBA”) and to be possibly selected to participate in NBA team’s summer camps in the latter part of July and August. As such, when we have a season our schedule competes with other sporting events such as the NBA playoffs, baseball, golf and tennis. Additionally, our season comes at a time when spectators might normally prefer to be outdoors rather than indoors in an arena. These factors have had some impact on the League’s overall attendance.

We Lack Sufficient Capital to Promote the League

In order for the League to become successful, we have to promote the League and a schedule a season. Historically and up to the present time, we have lacked sufficient capital to develop a national promotion for the League and have been forced to cancel our last five seasons. Promotion will achieve two objectives: (i) create more fan interest, and (ii) franchise interest. Until such time that we can properly promote the League we do not anticipate any significant change in the overall fan interest, and consequently no significant change in sales of franchises or our ability to schedule a season. Attendance has been rather small and is not enough to support a team's operations. Without real promotional efforts, we do not anticipate any significant increase in franchises. We do occasional advertising in Barron’s.

The Meisenheimer Family Exercises Significant Control over Us

The Meisenheimer family, consisting of Daniel T. Meisenheimer III and Richard C. Meisenheimer and entities they control own approximately 80% of our outstanding common stock and as such control the daily affairs of the business as well as significant corporate actions. Additionally, the Meisenheimer family controls the Board of Directors and as such shareholders have little or no influence over the affairs of the Company.

Dependence upon Key Individual

Our success is dependent upon the activities of Daniel T. Meisenheimer III. The loss of Mr. Meisenheimer through death, disability or resignation would have a material and adverse effect on our business. Mr. Meisenheimer recently suffered a stroke and has been unable to devote any material amount of time to the affairs of the Company.

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

From June 2008 to December 2010, MCRE had no tenants at the property. In 2011, MCRE rented the property to Spectrum Associates, Inc., a corporation controlled by the two officers of USBL, under an informal agreement.

On February 1, 2012, MCRE executed a Lease Agreement with an unrelated entity (the “Tenant”) to rent the property (on a Net Lease basis) for a term of 11 months from February 1, 2012 to December 31, 2012 at a monthly rent of $3,000. The Tenant has an option to renew the lease for two additional periods of one year each at monthly rents of $3,150 (for the year ended December 31, 2013), and $3,300 (for the year ended December 31, 2014).

The Company currently leases general office space located at 183 Plains Road, Suite 2, Milford, Connecticut.

Item 3.          Legal Proceedings.

On June 30, 2008, a legal action was commenced by Albany Patroons, Inc., a franchisee of USBL, against the Company in the United States District Court for the Northern District of New York. The complaint alleges breach of contract by USBL due to the suspension of the 2008 season and seeks total damages of $285,000. On September 5, 2008, the Company answered the complaint and asserted a counter-claim against plaintiff for breach of franchise agreement and/or memorandum of agreement. This action was discontinued and the parties agreed to proceed with binding arbitration. The Company believes that it has meritorious defense to the action and does not expect the ultimate resolution of this matter to have a material adverse effect on its consolidated financial condition or results of operations.

Item 4.          Mine Safety Disclosures

Not applicable.

Part II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol “USBL”. The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company’s fiscal years ended February 28, 2011 and February 29, 2012.

	Fiscal 2011
	Closing Bid
	High	Low
First Quarter Ended 5/31/10	$0.40	$0.50
Second Quarter Ended 8/31/10	$0.30	$0.50
Third Quarter Ended 11/30/10	$0.30	$0.50
Fourth Quarter Ended 2/28/11	$0.25	$0.50

	Fiscal 2012
	Closing Bid
	High	Low
First Quarter Ended 5/31/11	$0.25	$0.20
Second Quarter Ended 8/31/11	$0.25	$0.20
Third Quarter Ended 11/30/11	$0.25	$0.20
Fourth Quarter Ended 2/29/12	$0.25	$0.20

The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

Approximately 700,000 shares of our Common Stock are held by nonaffiliates as of May 31, 2012. The shares held by members of the public were issued by us in connection with a private placement over ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

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

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

It is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company anticipates continued reliance on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel or schedule a season. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. The NBA has established a developmental basketball league known as the National Basketball Development League ("NBDL"). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company's ability to schedule a season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits an NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL it is unlikely that at least for the present time the Company can develop any meaningful working relationship with the NBA.

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

Fiscal Year 2012 Compared To Fiscal Year 2011

For the years ended February 29, 2012 ("Fiscal 2012") and 2011 (“Fiscal 2011”), the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Consulting fees revenues decreased $20,000 from $20,000 in Fiscal 2011 to $0 in Fiscal 2012. These revenues were earned in connection with the South Korea venture (which was discontinued in August 2010).

Operating expenses decreased $21,083 from $215,067 in 2011 to $193,984 in 2012, primarily as a result of the $12,000 stock-based compensation issued to a consultant in Fiscal 2011 and higher other expenses.

Net loss increased $62,085 from $194,831 in 2011 to $256,916 in 2012. The increase is due primarily to the $79,084 decline in trading account performance, offset partially by the $21,083 decrease in operating expenses.

Liquidity and Capital Resources

The Company had a working capital deficit of $2,106,152 at February 29, 2012. The Company's statement of cash flows reflects net cash used in operating activities of $176,730, which is due primarily to the $256,916 net loss, offset partially by the $57,318 decrease in marketable equity securities. Net cash provided by financing activities was $179,099, which is due primarily to the net increase in amounts due to related parties. The Company is in the process of selling its marketable equity securities and intends to liquidate substantially all of such securities in the near future as market conditions allow and does not intend to acquire or hold any material amount of investment securities in the future.

The Company's ability to generate cash flow from franchise royalty fees is dependent on the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. In the event that a season is held, if attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period. Accordingly, if the Company is unable to generate additional sales of franchises within the next 12 months it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2013 season.

Item 8.          Financial Statements and Supplementary Data.

See our index to financial statements in Item 15 and the financial statements and notes that are filed as part of this annual report following the signature page.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.           Controls and Procedures.

Based on their evaluation as of February 29, 2012, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 29, 2012.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 29, 2012. We believe that internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Item 9B.           Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The following persons served as our directors and executive officers for the fiscal year ended February 29, 2012. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position

Daniel T. Meisenheimer III	61	Chairman of the Board and President

Richard C. Meisenheimer	58	Chief Financial Officer and Director

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

Richard C. Meisenheimer (“R. Meisenheimer”), brother of Mr. Meisenheimer III, has acted as Chief Financial Officer and a Director of USBL since the inception of the business in 1983. R. Meisenheimer has also been associated with Spectrum Associates, Inc. since 1976 and is now the President of that Company. Spectrum owns 34.1% of USBL Preferred Stock and 6.5% of USBL Common Stock.

The Company does not have a separate audit committee. The Board of Directors functions as the audit committee. Richard Meisenheimer qualifies as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2012.

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

The following table sets forth certain information as of May 31, 2012 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

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

_________________________

* less than 1%

(1) Includes 20,000 shares of Preferred Stock and 100,000 shares of Common Stock held by Mr. Meisenheimer III for the benefit of his two minor children.

(2) Mr. Meisenheimer Jr., who died in September, 1999, bequeathed his stock to his wife, Mary Ellen Meisenheimer, who died in August, 2008, who bequeathed her stock to her two children Daniel T. Meisenheimer, III and Richard C. Meisenheimer.

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

Item 13.         Certain Relationships and Related Transactions, Director Independence.

a)           Loans

For the last twelve years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated entities have made loans to us. As of February 29, 2012, USBL and MCRE were indebted to the principals or their affiliated entities in the sum of $2,068,839. Of the foregoing amount, Spectrum is owed the sum of $1,254,289 and the principals (D. Meisenheimer III and R. Meisenheimer) are owed $630,450.

b)           Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities. During the years ended February 29, 2012 and February 28, 2011, revenues from related parties were $12,000 and $0 respectively.

Item 14.         Principal Accountant Fees and Services.

Audit Fees

We were billed $20,000 and $20,000 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 29, 2012 and February 28, 2011, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 29, 2012 or February 28, 2011 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 29, 2012 or February 28, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of June, 2012.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III
President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III	Director and President (principal executive officer)	June 8, 2012

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer	Director and Chief Financial Officer (principal financial and accounting officer)	June 8, 2012

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

I have audited the accompanying consolidated balance sheets of United States Basketball League, Inc. and subsidiary (the “Company”) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended February 29, 2012 and February 28, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2012 and February 28, 2011, and the results of its operations and cash flows for the years ended February 29, 2012 and February 28, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
June 8, 2012

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Balance Sheets
February 29, 2012 and February 28, 2011

	February 29, 2012	February 28, 2011
Assets

Current Assets:
Cash and cash equivalents	$4,834	$2,465
Marketable equity securities	186,768	244,086
Inventory	5,000	5,000
Due from related parties	24,927	7,274
Total Current Assets	221,529	258,825
Property, net of accumulated depreciation of $45,382 and 40,190, respectively	231,618	236,810
Total Assets	$453,147	$495,635

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$172,100	$148,766
Credit card obligations	86,742	92,400
Due to related parties	2,068,839	1,872,087
Total Current Liabilities	2,327,681	2,113,253

Due to related parties	-	-

Total Liabilities	2,327,681	2,113,253

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,552,502 and 3,552,502 shares issued, respectively	35,525	35,525
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,679,855	2,679,855
Deficit	(4,558,517)	(4,301,601)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficiency	(1,874,534)	(1,617,618)
Total Liabilities and Stockholders' Deficiency	$453,147	$495,635

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years Ended February 29, 2012 and February 28, 2011	2012	2011

Revenues:
Consulting Fees	$-	$20,000
Rental income	15,000	-
	15,000	20,000

Operating Expenses:
Consulting	400	16,575
Salaries	58,026	57,847
Travel and promotion	19,536	27,991
Depreciation	5,192	5,192
Other	110,830	107,462
	193,984	215,067

Loss from Operations	(178,984)	(195,067)

Other Income (Expenses):
Interest expense	(32,007)	(32,950)
Gain (loss) on marketable equity securities	(45,926)	33,158
Interest income	1	28
	(77,932)	236

Net loss	$(256,916)	$(194,831)

Net Loss Per Share - basic and diluted	$(0.07)	$(0.06)

Weighted Average Number of Common Shares Outstanding:
Basic	3,512,527	3,507,102
Diluted	4,618,206	4,612,781

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficiency

Years Ended February 29, 2012 and February 28, 2011

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2010	3,522,502	$35,225	1,105,679	$11,057	$2,668,155	$(4,106,770)	39,975	$(42,454)	$(1,434,787)

Shares issued for services	30,000	300	-	-	11,700	-	-	-	12,000

Net Loss	-	-	-	-	-	(194,831)	-	-	(194,831)

Balance, February 28, 2011	3,552,502	35,525	1,105,679	11,057	2,679,855	(4,301,601)	39,975	(42,454)	(1,617,618)

Net Loss	-	-	-	-	-	(256,916)	-	-	(256,916)

Balance, February 29, 2012	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,558,517)	39,975	$(42,454)	$(1,874,534)

See notes to consolidated financial statemenst

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended February 29, 2012 and February 28 ,2011	2012	2011

Cash Flows from Operating Activities:

Net Loss	$(256,916)	$(194,831)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	5,192	5,192
Non-cash compensation	-	12,000

Change in operating assets and liabilities:
Marketable equity securities	57,318	(102,983)
Accounts payable and accrued expenses	23,334	33,950
Due in connection with South Korea venture	-	(20,000)
Credit card obligations	(5,658)	(4,311)

Net Cash (Used In) Operating Activities	(176,730)	(270,983)

Cash Flows from Financing Activities:

(Increase) in due from related parties	(17,653)	(12,243)
Increase in due to related parties	196,752	285,030
Net Cash Provided By Financing Activities	179,099	272,787

Net Increase in Cash	2,369	1,804
Cash and Cash Equivalents, beginning of year	2,465	661
Cash and Cash Equivalents, end of year	$4,834	$2,465

Supplemental disclosures of cash flow information:
Interest paid	$19,807	$16,900
Income tax paid	$-	$-

Non-cash financing activity:
Transfer of amounts due from related parties to USBL president in partial satisfaction of amount due to USBL president	$-	$118,783

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. ("USBL"), incorporated in Delaware on May 29, 1984, has operated a professional summer basketball league through franchises located in the United States. Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut. USBL cancelled its 2008, 2009, 2010, 2011, and 2012 seasons.

At February 29, 2012, USBL and MCREH (collectively, the “Company”) had negative working capital of $2,106,152, a stockholders’ deficiency of $1,874,534, and accumulated losses of $4,558,517. This factor, as well as the Company’s reliance on related parties (see notes 7 and 9) raise substantial doubt as to the Company's ability to continue as a going concern.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the years ended February 29, 2012 and February 28, 2011 was $(55,913) and $45,372, respectively.

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

The Company generated advertising revenue from fees for area signage, tickets, and program and year book advertising space. Advertising revenue is recognized over the period that the advertising space is made available to the user.

Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which were generated on the Company's web site, are recorded upon shipment of the order. Essentially all orders were paid by credit card.

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximately $875,000) attributable to the USBL net operating loss carryforward.

As of February 29, 2012, USBL had a net operating loss carryforward of approximately $2,500,000 available to offset future taxable income. The carryforward expires in varying amounts from 2019 to 2032. Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. No stock options were granted during the years ended February 29, 2012 and February 28, 2011 and none are outstanding at February 29, 2012.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the years ended February 29, 2012 and February 28, 2011 as the result would have been antidilutive.

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

At February 29, 2012, marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	7,252,064	$97,642	$58,017
Pacific Rim Mining Corp. (PFRMF)	350,000	83,458	47,950
Caledonia Mining Corp. (CALVF)	410,000	34,099	47,150
Other		82,399	33,651

Total		$297,598	$186,768

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

Gain (loss) on marketable equity securities consisted of:

	Year Ended
	February 29,	February 28,
	2012	2011
Realized net gain (loss)	$9,987	$(12,214)
Unrealized net gain (loss)	(55,913)	45,372

Net gain (loss)	$(45,926)	$33,158

Commencing March 2012, the Company began the process of selling its marketable equity securities pursuant to a plan to liquidate substantially all of such securities as market conditions allow. See Note 11, “Subsequent Events”.

4.	Due from Related Parties

Due from related parties consist of:

	February 29,	February 28,
	2012	2011
USBL receivable from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$24,927	$7,274

Total	$24,927	$7,274

Effective May 31, 2010, the president of USBL was transferred the then $118,783 balance due from related parties in satisfaction of $118,783 loans payable due to him from the Company.

5.	Property, Net

Property, net, consists of:

	February 29,	February 28,
	2012	2011
Land	$121,253	$121,253
Building	155,747	155,747

Total	277,000	277,000
	(45,382)	(40,190)
Less accumulated depreciation

Property, net	$231,618	$236,810

The property is a commercial building owned by MCREH located in Milford, Connecticut. From June 2008 to December 2010, MCREH had no tenants at the property.

In 2011, Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, entered into an informal agreement to rent available space from MCREH for the purpose of storing surplus material. Under this agreement, Spectrum paid MCREH a total of $12,000 rent for the year ended February 29, 2012.

On February 1, 2012, MCREH executed a Lease Agreement with an unrelated entity (the “Tenant”) to rent the MCREH property (on a Net Lease basis) for a term of 11 months from February 1, 2012 to December 31, 2012 at a monthly rent of $3,000. The Tenant has an option to renew the lease for two additional periods of one year each at monthly rents of $3,150 (for the year ended December 31, 2013), and $3,300 (for the year ended December 31, 2014).

6.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties

Due to related parties consist of:

	February 29, 2012	February 28, 2011

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,224,789	$1,152,957
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	511,450	386,530
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL, non-interest bearing, due on demand	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH notes payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	2,068,839	1,872,087
Less current portion	(2,068,839)	(1,872,087)

Non current portion	$-	$-

For the years ended February 29, 2012 and February 28, 2011, interest due under the USBL loans were waived by the respective lenders.

At February 29, 2012 and February 28, 2011, accounts payable and accrued expenses included accrued interest payable to related parties totaling $63,787 and $51,587, respectively.

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

For the years ended February 29, 2012 and February 28, 2011, USBL included in other operating expenses rent, payable to Genvest, LLC totaling $12,000 and $12,000, respectively.

For the year ended February 29, 2012 (see Note 5), MCREH included in revenues rental income from Spectrum Associates, Inc. of $12,000.

10.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an entity controlled by the two officers of USBL. Improvements to the Company’s space were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At February 29, 2012 and February 28, 2011, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $48,000 and $36,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, and 2012 Seasons

USBL cancelled its 2008, 2009, 2010, 2011, and 2012 seasons. These cancellations may result in claims and legal actions from franchisees.

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

Commencing March 2012, the Company began the process of selling its marketable equity securities pursuant to a plan to liquidate substantially all of such securities as market conditions allow. In the three months ended May 31, 2012, the Company sold most of its marketable equity securities and received net proceeds totaling $87,730. At May 31, 2012, the Fair Value of the remaining marketable equity securities was $34,211. The loss on marketable equity securities for the three months ended May 31, 2012 is expected to approximate $65,000.

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

19