Form 10-Q
period 2012-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2012-07-13
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to _________

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

___________________________

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 13, 2012, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31, 2012	February 29, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$87,335	$4,834
Marketable equity securities	34,211	186,768
Inventory	5,000	5,000
Due from related parties	26,822	24,927
Total current assets	153,368	221,529

PROPERTY, NET of accumulated depreciation of $46,680 and $45,382, respectively	230,320	231,618
Total assets	$383,688	$453,147

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$174,313	$172,100
Credit card obligations	47,389	86,742
Due to related parties	2,146,243	2,068,839

Total current liabilities	2,367,945	2,327,681
Due to related parties, net of current portion	-	-
Total Liabilities	2,367,945	2,327,681
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,668,240)	(4,558,517)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(1,984,257)	(1,874,534)

Total liabilities and stockholders’ deficiency	$383,688	$453,147

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	May 31, 2012	May 31, 2011

REVENUES:
Rental income	$9,000	$-
	9,000	-

OPERATING EXPENSES:
Salaries	14,715	14,380
Travel and promotion	2,486	7,031
Depreciation	1,298	1,298
Other	27,831	29,791
	46,330	52,500

Income (loss) from operations	(37,330)	(52,500)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	(64,820)	101,738
Interest expense	(7,573)	(8,059)
	(72,393)	93,679

NET INCOME (LOSS)	$(109,723)	$41,179

Earnings (loss) per common share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527
Diluted	4,618,206	4,618,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2012	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,558,517)	39,975	$(42,454)	$(1,874,534)

Net loss	-	-	-	-	-	(109,723)	-	-	(109,723)

Balance, May 31, 2012	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,668,240)	39,975	$(42,454)	$(1,984,257)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 31, 2012	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(109,723)	$41,179
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,298	1,298
Non-cash compensation	-	-
Change in operating assets and liabilities:
Marketable equity securities	152,557	(105,381)
Accounts payable and accrued expenses	2,213	10,804
Credit card obligations	(39,353)	(111)

Net cash provided by (used in) operating activities	6,992	(52,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from related parties	(1,895)	(5,441)
Increase in due to related parties	77,404	55,590

Net cash provided by financing activities	75,509	50,149

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	82,501	(2,062)

CASH AND CASH EQUIVALENTS, beginning of period	4,834	2,465

CASH AND CASH EQUIVALENTS, end of period	$87,335	$403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,018	$4,155
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2012

(Unaudited)

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”), incorporated in Delaware on May 29, 1984, has operated a professional summer basketball league through franchises located in the United States. Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut. USBL cancelled its 2008, 2009, 2010, 2011 and 2012 seasons.

At May 31, 2012, USBL and MCREH (collectively, the “Company”) had negative working capital of $2,214,577, a stockholders’ deficiency of $1,984,257, and accumulated losses of $4,668,240. These factors, as well as the Company’s reliance on related parties (see Notes 7 and 9), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended May 31, 2012 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2013. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 29, 2012.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended May 31, 2012 and 2011 was $10,377 and $103,032, respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale

The Company generated advertising revenue from fees for arena signage, tickets, and program and yearbook advertising space. Advertising revenue is recognized over the period that the advertising space is made available to the user.

Fees charged to teams to allow them to relocate are recognized as revenue upon collection of the fee. Souvenir sales, which were generated on the Company’s web site, are recorded upon shipment of the order. Essentially all orders were paid by credit card.

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximately $875,000 attributable to the USBL net operating loss carryforward).

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2012 and 2011 and none are outstanding at May 31, 2012.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three months ended May 31, 2012 as the result would have been antidilutive.

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

At May 31, 2012 (unaudited), marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	6,002,064	$80,815	$28,210
Other		53,850	6,001

Total		$134,665	$34,211

At February 29, 2012, marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	7,252,064	$97,642	$58,017
Pacific Rim Mining Corp. (PMV)	350,000	83,458	47,950
Caledonia Mining Corp. (CALVF)	410,000	34,099	47,150
Other		82,399	33,651

Total		$297,598	$186,768

As discussed in Note 2, the Company has classified its investment in marketable equity securities as trading securities. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable equity securities).

Gain (loss) on marketable equity securities consisted of:

	Three Months Ended May 31,
	(Unaudited)
	2012	2011

Realized net gain (loss)	$(75,197)	$(1,294)
Unrealized net gain (loss)	10,377	103,032

Net gain (loss)	$(64,820)	$101,738

Commencing March 2012, the Company began the process of selling its marketable equity securities pursuant to a plan to liquidate substantially all of such securities as market conditions allow.

4.	Due from related parties

Due from related parties consist of:

	May 31,	February 29,
	2012	2012
	(Unaudited)
USBL receivable from Meisenheimer Capital, Inc.
(“MCI”) controlling stockholder of USBL, non-interest bearing, due on demand	$26,822	$24,927

Total	$26,822	$24,927

5.	Property, Net

Property, net, consists of:

	May 31,	February 29,
	2012	2012
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Less accumulated depreciation	(46,680)	(45,382)

Property, net	$230,320	$231,618

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

On February 1, 2012, MCREH executed a Lease Agreement with an unrelated entity (“the Tenant”) to rent the property (on a Net Lease basis) for a term of 11 months from February 1, 2012 to December 31, 2012 at a monthly rent of $3,000. The Tenant has an option to renew the lease for two additional periods of one year each at monthly rents of $3,150 (for the year ended December 31, 2013), and $3,300 (for the year ended December 31, 2014).

6.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties

Due to related parties consists of:

	May 31, 2012	February 29, 2012
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,224,789	$1,224,789
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	588,854	511,450
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000

MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	2,146,243	2,068,839
Less current portion	(2,146,243)	(2,068,839)

Non current portion	$-	$-

For the three months ended May 31, 2012 and 2011, interest due under the USBL loans was waived by the respective lenders.

At May 31, 2012 and February 29, 2012, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $65,887 and $61,987, respectively.

8.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

In the three months ended May 31, 2012 and 2011, USBL included in other operating expenses, rent to Genvest, LLC of $3,000 and $3,000, respectively.

10.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At May 31, 2012 and February 29, 2012, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $51,000 and $48,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, and 2012 Seasons

USBL cancelled its 2008, 2009, 2010, 2011 and 2012 seasons. These cancellations may result in claims and legal actions from franchisees.

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

OVERVIEW

It is anticipated that the Company will continue to rely on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. Also, Mr. Meisenheimer recently suffered a stroke and has been unable to devote any material amount of time to the affairs of the Company. The NBA has established a developmental basketball league known as the National Basketball Developmental League (“NBDL”). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company’s season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits a NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL, it is unlikely that, at least for the present time, the Company can develop any meaningful relationship with the NBA.

THREE MONTHS ENDED MAY 31, 2012 AS COMPARED TO MAY 31, 2011

For the three months ended May 31, 2012 and 2011, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, 2011, and 2012 seasons. Other revenues increased $9,000 from $0 in 2011 to $9,000 in 2012 as a result of rental income received from an unrelated party commencing in February 2012.

Operating expenses decreased $6,170 from $52,500 for the three months ended May 31, 2011 to $46,330 for the three months ended May 31, 2012. The decrease in operating expenses was primarily due to the reduction of travel and promotion expenses from $7,031 in 2011 to $2,486 in 2012.

Net gain (loss) from marketable equity securities decreased $166,558 from $101,738 in 2011 to $(64,820) in 2012. The decrease was due to the sale by the Company of most of its marketable equity securities during the three months ended May 31, 2012 and lower trading prices of the remaining marketable equity securities of the Company.

Interest expense decreased to $7,573 in 2012, as compared to $8,059 in 2011.

Net loss for the three months ended May 31, 2012 was $109,723 as compared to net income of $41,179 for the three months ended May 31, 2011. The deterioration is due mainly to the $166,558 change in net gain (loss) from marketable equity securities (from $101,738 in 2011 to $(64,820) in 2012).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $87,335 and a working capital deficit of $2,214,577 at May 31, 2012. The Company's statement of cash flows reflects cash provided by operating activities of $6,992, which results primarily from the decrease in marketable equity securities of $152,557 offset by $109,723 in net loss and a $39,353 decrease in credit card obligations. Net cash provided by financing activities was $75,509 in 2012 compared to $50,149 in 2011.

The Company's ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2013 season and the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period. Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2013 season within the next 12 months it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2013 season.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.:	Description:

31.1	Certxification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of July, 2012.

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

Name	Capacity	Date

/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III	Director and President (principal executive officer)	July 13, 2012

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer	Director and Chief Financial Officer (principal financial and accounting officer)	July 13, 2012

EXHIBIT INDEX

Exhibit No.:	Description:

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

