Form 10-Q
period 2012-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2012-10-22
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 11, 2012, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2012	February 29, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,212	$4,834
Marketable equity securities	32,034	186,768
Inventory	5,000	5,000
Due from related parties	31,231	24,927
Total current assets	153,477	221,529

PROPERTY, NET of accumulated depreciation of $47,978 and $45,382, respectively	229,022	231,618
Total assets	$382,499	$453,147

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$179,893	$172,100
Credit card obligations	40,343	86,742
Due to related parties	2,172,379	2,068,839

Total current liabilities	2,392,615	2,327,681
Total Liabilities	2,392,615	2,327,681

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,694,099)	(4,558,517)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,010,116)	(1,874,534)

Total liabilities and stockholders’ deficiency	$382,499	$453,147

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
REVENUES:
Rental income	$9,000	$0	$18,000	$0

OPERATING EXPENSES:
Consulting	0	200	0	200
Salaries	12,514	14,042	27,229	28,422
Travel and promotion	(1,134)	4,513	1,352	11,544
Depreciation	1,298	1,298	2,596	2,596
Other	49,617	23,636	77,448	53,427
Total operating expenses	62,295	43,689	108,625	96,189

Loss from operations	(53,295)	(43,689)	(90,625)	(96,189)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	32,822	(79,698)	(31,998)	22,040
Interest expense	(5,386)	(8,161)	(12,959)	(16,220)
Interest income	0	1	0	1

Total other income (expenses)	27,436	(87,858)	(44,957)	5,821

NET LOSS	$(25,859)	$(131,547)	$(135,582)	$(90,368)

Earnings (loss) per common share:
Basic	$(.01)	$(.04)	$(.04)	$(.03)
Diluted	$(.01)	$(.04)	$(.04)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

see notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficiency

Six Months Ended August 31, 2012

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2012	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,558,517)	39,975	$(42,454)	$(1,874,534)

Net loss	-	-	-	-	-	(135,582)	-	-	(135,582)

Balance, August 31, 2012	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,694,099)	39,975	$(42,454)	$(2,010,116)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2012	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,582)	$(90,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,596	2,596
Non-cash compensation	-	-
Changes in operating assets and liabilities:
Marketable equity securities	154,734	(10,318)
Accounts payable and accrued expenses	7,793	16,911
Credit card obligations	(46,399)	(1,764)

Net cash used in operating activities	(16,858)	(82,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from related parties	(6,304)	(10,346)
Increase in due to related parties	103,540	96,646

Net cash provided by financing activities	97,236	86,300

NET INCREASE IN CASH AND CASH EQUIVALENTS	80,378	3,357

CASH AND CASH EQUIVALENTS, beginning of period	4,834	2,465

CASH AND CASH EQUIVALENTS, end of period	$85,212	$5,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,159	$8,271
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2012

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

At August 31, 2012, USBL and MCREH (collectively, the “Company”) had negative working capital of $2,239,138, a stockholders’ deficiency of $2,010,116, and accumulated losses of $4,694,099. This factor, as well as the Company’s reliance on related parties (see Notes 7 and 9), raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2012 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2013. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 29, 2012.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended August 31, 2012 and 2011 and the six months ended August 31, 2012 and 2011 was $29,253, $(86,599), $39,629, and $16,433, respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale

The Company generated advertising revenue from fees for arena signage, tickets, and program and yearbook advertising space. Advertising revenue was recognized over the period that the advertising space was made available to the user.

Fees charged to teams to allow them to relocate were recognized as revenue upon collection of the fee. Souvenir sales, which were generated on the Company’s web site, were recorded upon shipment of the order. Essentially all orders were paid by credit card.

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximately $875,000 at February 29, 2012) attributable to the USBL net operating loss carryforward.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2012 and 2011 and none are outstanding at August 31, 2012.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2012 and 2011 as the result would have been antidilutive.

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

At August 31, 2012 (unaudited), marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	4,302,064	$57,928	$30,114
Other		21,625	1,920

Total		$79,553	$32,034

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

Gain (loss) on marketable equity securities consisted of:

	Six Months Ended August 31,
	(Unaudited)
	2012	2011
Realized net gain (loss)	$(71,627)	$5,607
Unrealized net gain (loss)	39,629	16,433

Net gain (loss)	$(31,998)	$22,040

Commencing March 2012, the Company began the process of selling its marketable equity securities pursuant to a plan to liquidate substantially all of such securities as market conditions allow.

4.	Due from Related Parties

Due from related parties consist of:

	August 31,	February 29,
	2012	2012
	(Unaudited)
USBL receivable from Meisenheimer Capital, Inc. (“MCI”) controlling stockholder of USBL, non-interest bearing, due on demand	$31,231	$24,927

Total	$31,231	$24,927

5.	Property, Net

Property, net, consists of:

	August 31,	February 29,
	2012	2012
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Less accumulated depreciation	(47,978)	(45,382)

Property, net	$229,022	$231,618

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

On February 1, 2012, MCREH executed a Lease Agreement with an unrelated entity (the “Tenant”) to rent the property (on a Net Lease basis) for a term of 11 months from February 1, 2012 to December 31, 2012 at a monthly rent of $3,000. The Tenant has an option to renew the lease for two additional periods of one year each at monthly rates of $3,150 (for the year ended December 31, 2013), and $3,300 (for the year ended December 31, 2014).

6.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties

Due to related parties consists of:

	August 31, 2012	February 29, 2012
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,232,289	$1,224,789
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	607,490	511,450
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL	20,000	20,000
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000

MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000

MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	2,172,379	2,068,839
Less current portion	(2,172,379)	(2,068,839)

Non current portion	$-	$-

For the six months ended August 31, 2012 and 2011, interest due under the USBL loans were waived by the respective lenders.

At August 31, 2012 and February 29, 2012, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $65,887 and $61,987, respectively.

8.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

In the three months ended August 31, 2012 and 2011 and the six months ended August 31, 2012 and 2011, USBL included in other operating expenses, rent to Genvest, LLC of $3,000, $3,000, $6,000, and $6,000, respectively.

10.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At August 31, 2012 and February 29, 2012, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $54,000 and $48,000, respectively.

Cancellation of 2008, 2009, 2010, 2011 and 2012 Seasons

USBL cancelled its 2008, 2009, 2010. 2011 and 2012 seasons. These cancellations may result in claims and legal actions from franchisees.

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

THREE MONTHS ENDED AUGUST 31, 2012 AS COMPARED TO AUGUST 31, 2011

For the three months ended August 31, 2012 and 2011, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, 2011 and 2012 seasons.

Operating expenses increased $18,606 from $43,689 for the three months ended August 31, 2011 to $62,296 for the three months ended August 31, 2012. The increase in operating expenses was primarily due to increased accounting and legal fees related to quarterly filings.

Net gain from marketable equity securities increased $112,520 in 2012, from $(79,698) in 2011 to $32,822 in 2012. The change was due primarily to a decrease in the per share price of the company’s holdings in Seafarer Exploration Corporation (SFRX) in the second quarter of 2011.

Interest expense decreased to $5,386 in 2012, as compared to $8,161 in 2011.

Net loss for the three months ended August 31, 2012 was $25,859 as compared to the net loss of $131,547 for the three months ended August 31, 2011. The increase is due mainly to the $112,520 increase in net gain (loss) from marketable securities (from $(79,698) in 2011 to $32,822 in 2012) offset partially by the $18,606 decrease in operating expenses described above.

SIX MONTHS ENDED AUGUST 31, 2012 AS COMPARED TO AUGUST 31, 2011

For the six months ended August 31, 2012 and 2011, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, 2011 and 2012 seasons.

Operating expenses increased $12,436 from $96,189 for the six months ended August 31, 2011 to $108,625 for the six months ended August 31, 2012. The increase in operating expenses was primarily due to increase professional fees offset by decreased travel costs.

Net gain (loss) from marketable equity securities decreased $54,038 from $22,040 in 2011 to $(31,998) in 2012. The decrease was due primarily to realized losses related to the sale of the company’s holdings in Seafarer Exploration Corp. (SFRX) and Pacific Rim Mining Corporation (PMV).

Interest expense decreased to $12,959 in 2012, as compared to $16,220 in 2011.

Net loss for the six months ended August 31, 2012 was $135,582 as compared to net loss of $90,368 for the six months ended August 31, 2011. The decrease is due mainly to the $54,038 decrease in net gain (loss) from marketable securities (from $22,040 in 2011 to $(31,998 in 2012) and the $12,436 increase in operating expenses described above partially offset by a $15,000 increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $85,212 and a working capital deficit of $2,239,138 at August 31, 2012. The Company's statement of cash flows for the six months ended August 31, 2012 reflects cash used in operating activities of $16,858, which results primarily from the $135,582 net loss as well as the pay down of credit card obligations offset by the sale of marketable equity securities. Net cash provided by financing activities was $97,236 in 2012 compared to $86,300 in 2011.

The Company's ability to generate cash flow from franchise royalty fees is dependent on scheduling of a 2013 season and the financial stability of the individual franchises constituting the League. Each franchise is confronted with meeting its own fixed costs and expenses, which are primarily paid from revenues generated from attendance. Experience has shown that USBL is generally the last creditor to be paid by the franchise. If attendance has been poor, USBL has from time to time only received partial payment and, in some cases, no payments at all. The Company estimates that it requires approximately $300,000 of working capital to sustain operations over a 12-month period. Accordingly, if the Company is unable to generate additional sales of franchises and schedule a 2013 season within the next three months it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2012 season.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 6.	Exhibits.

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentations Document*
*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 22nd day of October, 2012.

UNITED STATES BASKETBALL LEAGUE, INC.

By:	/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III
Chairman and President
(Principal executive officer)

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director
(Principal financial officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer

31.2	Certification of principal financial officer

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentations Document*
*	To be filed by amendment.

