Form 10-Q/A
period 2012-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2012-11-07
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to United States Basketball League, Inc. Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012, filed with the Securities and Exchange Commission on October 22, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to amend the Financial Statements to correct an error which overstated cash at August 31, 2012 by $21,559 and understated the realized loss on marketable equity securities for the three and six months ended August 31, 2012 by $21,559. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

The effect of the error correction on the consolidated balance sheet at August 31, 2012 was to decrease cash and cash equivalents (and total current assets/total assets) by $21,559 (from $85,212 to $63,653) and increase the deficit (and total stockholders’ deficiency) by $21,559 (from $4,694,099 to $4,715,658). The effect on the consolidated statement of operations for the six months ended August 31, 2012 was to increase the net loss from marketable equity securities by $21,559 (from $31,998 to $53,557), and to increase the net loss by $21,559 (from $135,582 to $157,141). The effect on the consolidated statement of cash flows for the six months ended August 31, 2012 was to increase the net loss by $21,559 (from $135,582 to $157,141), to increase the cash used in operating activities by $21,559 (from $16,858 to $38,417), and to reduce the increase in the net cash and cash equivalents by $21,559 (from $80,378 to $58,819).

Pursuant to Rule 406T of Regulations S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	February 29, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63,653	$4,834
Marketable equity securities	32,034	186,768
Inventory	5,000	5,000
Due from related parties	31,231	24,927
Total current assets	131,918	221,529

PROPERTY, NET of accumulated depreciation of $47,978 and $45,382, respectively	229,022	231,618
Total assets	$360,940	$453,147

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$179,893	$172,100
Credit card obligations	40,343	86,742
Due to related parties	2,172,379	2,068,839

Total current liabilities	2,392,615	2,327,681
Total Liabilities	2,392,615	2,327,681

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,715,658)	(4,558,517)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,031,675)	(1,874,534)

Total liabilities and stockholders’ deficiency	$360,940	$453,147

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
REVENUES:
Rental income	$9,000	$0	$18,000	$0

OPERATING EXPENSES:
Consulting	0	200	0	200
Salaries	12,514	14,042	27,229	28,422
Travel and promotion	(1,134)	4,513	1,352	11,544
Depreciation	1,298	1,298	2,596	2,596
Other	49,617	23,636	77,448	53,427
Total operating expenses	62,295	43,689	108,625	96,189

Loss from operations	(53,295)	(43,689)	(90,625)	(96,189)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	11,263	(79,698)	(53,557)	22,040
Interest expense	(5,386)	(8,161)	(12,959)	(16,220)
Interest income	0	1	0	1

Total other income (expenses)	5,877	(87,858)	(66,516)	5,821

NET LOSS	$(47,418)	$(131,547)	$(157,141)	$(90,368)

Earnings (loss) per common share:
Basic	$(.01)	$(.04)	$(.04)	$(.03)
Diluted	$(.01)	$(.04)	$(.04)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

see notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficiency

Six Months Ended August 31, 2012

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2012	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,558,517)	39,975	$(42,454)	$(1,874,534)

Net loss	-	-	-	-	-	(157,141)	-	-	(157,141)

Balance, August 31, 2012	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,715,658)	39,975	$(42,454)	$(2,031,675)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 31, 2012	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,141)	$(90,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,596	2,596
Non-cash compensation	-	-
Changes in operating assets and liabilities:
Marketable equity securities	154,734	(10,318)
Accounts payable and accrued expenses	7,793	16,911
Credit card obligations	(46,399)	(1,764)

Net cash used in operating activities	(38,417)	(82,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from related parties	(6,304)	(10,346)
Increase in due to related parties	103,540	96,646

Net cash provided by financing activities	97,236	86,300

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,819	3,357

CASH AND CASH EQUIVALENTS, beginning of period	4,834	2,465

CASH AND CASH EQUIVALENTS, end of period	$63,653	$5,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,159	$8,271
Income tax paid	$-	$-

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

At August 31, 2012, USBL and MCREH (collectively, the “Company”) had negative working capital of $2,260,697, a stockholders’ deficiency of $2,031,675, and accumulated losses of $4,715,658. These factors, as well as the Company’s reliance on related parties (see Notes 7 and 9), raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Revenue recognition - The Company generally uses the accrual method of accounting. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, USBL records these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions are recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company has performed essentially all material conditions related to the sale

The Company generated advertising revenue from fees for arena signage, tickets, and program and yearbook advertising space. Advertising revenue was recognized over the period that the advertising space was made available to the user.

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

At August 31, 2012 (unaudited), marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	4,302,064	$57,928	$30,114
Other		45,307	1,920

Total		$103,235	$32,034

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

Gain (loss) on marketable equity securities consisted of:

	Six Months Ended August 31,
	(Unaudited)
	2012	2011
Realized net gain (loss)	$(93,186)	$5,607
Unrealized net gain (loss)	39,629	16,433

Net gain (loss)	$(53,557)	$22,040

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

Operating expenses increased $18,606 from $43,689 for the three months ended August 31, 2011 to $62,295 for the three months ended August 31, 2012. The increase in operating expenses was primarily due to increased accounting and legal fees related to quarterly filings.

Net gain (loss) from marketable equity securities increased $90,961 in 2012, from $(79,698) in 2011 to $11,263 in 2012. The change was due primarily to a decrease in the per share price of the company’s holdings in Seafarer Exploration Corporation (SFRX) in the second quarter of 2011.

Interest expense decreased to $5,386 in 2012, as compared to $8,161 in 2011.

Net loss for the three months ended August 31, 2012 was $47,418 as compared to the net loss of $131,547 for the three months ended August 31, 2011. The increase is due mainly to the $90,961 increase in net gain (loss) from marketable securities (from $(79,698) in 2011 to $11,263 in 2012) offset partially by the $18,606 decrease in operating expenses described above.

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

Net gain (loss) from marketable equity securities decreased $75,597 from $22,040 in 2011 to $(53,557) in 2012. The decrease was due primarily to realized losses related to the sale of the company’s holdings in Seafarer Exploration Corp. (SFRX) and Pacific Rim Mining Corporation (PMV).

Interest expense decreased to $12,959 in 2012, as compared to $16,220 in 2011.

Net loss for the six months ended August 31, 2012 was $157,141 as compared to net loss of $90,368 for the six months ended August 31, 2011. The decrease is due mainly to the $75,597 decrease in net gain (loss) from marketable securities (from $22,040 in 2011 to $(53,557) in 2012) and the $12,436 increase in operating expenses described above partially offset by a $18,000 increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $63,653 and a working capital deficit of $2,260,697 at August 31, 2012. The Company's statement of cash flows for the six months ended August 31, 2012 reflects cash used in operating activities of $38,417, which results primarily from the $157,141 net loss as well as the pay down of credit card obligations offset by the sale of marketable equity securities. Net cash provided by financing activities was $97,236 in 2012 compared to $86,300 in 2011.

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

PART II

OTHER INFORMATION

Item 6.	Exhibits.

31.1	Certification of principal executive officer*

31.2	Certification of principal financial officer*

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Document**
101.DEF	XBRL Taxonomy Extension Definitions Document**
101.LAB	XBRL Taxonomy Extension Labels Document**
101.PRE	XBRL Taxonomy Extension Presentations Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November, 2012.

UNITED STATES BASKETBALL LEAGUE, INC.

By:	/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III
Chairman and President
(Principal executive officer)

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and Director
(Principal financial officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer*

31.2	Certification of principal financial officer*

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Document**
101.DEF	XBRL Taxonomy Extension Definitions Document**
101.LAB	XBRL Taxonomy Extension Labels Document**
101.PRE	XBRL Taxonomy Extension Presentations Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed furnished and not filed.

