Form 10-Q
period 2012-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2013-01-22
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                          Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of January 22, 2013, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2012	February 29, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,862	$4,834
Marketable equity securities	8,419	186,768
Inventory	5,000	5,000
Due from related parties	33,220	24,927
Total current assets	58,501	221,529

PROPERTY, NET of accumulated depreciation of $49,276 and $45,382, respectively	227,724	231,618
Total assets	$286,225	$453,147

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$186,445	$172,100
Credit card obligations	39,793	86,742
Due to related parties	2,138,228	2,068,839

Total current liabilities	2,364,466	2,327,681
Total Liabilities	2,364,466	2,327,681
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,762,224)	(4,558,517)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total stockholders’ deficiency	(2,078,241)	(1,874,534)

Total liabilities and stockholders’ deficiency	$286,225	$453,147

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
REVENUES:
Rental income	$9,000	$6,000	$27,000	$6,000

OPERATING EXPENSES:
Consulting	-	200	-	400
Salaries	8,455	14,292	35,684	42,714
Travel and promotion	4,197	4,024	5,549	15,568
Depreciation	1,298	1,298	3,894	3,894
Other	24,025	27,019	101,473	80,446
Total operating expenses	37,975	46,833	146,600	143,022

Loss from operations	(28,975)	(40,833)	(119,600)	(137,022)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	(11,888)	(37,326)	(65,445)	(15,286)
Interest expense	(5,703)	(7,937)	(18,662)	(24,157)
Interest income	-	-	-	1

Total other expenses	(17,591)	(45,263)	(84,107)	(39,442)

NET LOSS	$(46,566)	$(86,096)	$(203,707)	$(176,464)

Loss per common share:
Basic	$(.01)	$(.02)	$(.06)	$(.05)
Diluted	$(.01)	$(.02)	$(.06)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficiency

Nine Months Ended November 30, 2012

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2012	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,558,517)	39,975	$(42,454)	$(1,874,534)

Net loss	-	-	-	-	-	(203,707)	-	-	(203,707)

Balance, November 30, 2012	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,762,224)	39,975	$(42,454)	$(2,078,241)

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30,	November 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203,707)	$(176,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,894	3,894
Changes in operating assets and liabilities:
Marketable equity securities	178,349	26,678
Accounts payable and accrued expenses	14,345	18,048
Credit card obligations	(46,949)	(3,597)

Net cash used in operating activities	(54,068)	(131,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from related parties	(8,293)	(14,088)

Net cash used in investing activities	(8,293)	(14,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related parties	69,389	148,595

Net cash provided by financing activities	69,389	148,595

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,028	3,066

CASH AND CASH EQUIVALENTS, beginning of period	4,834	2,465

CASH AND CASH EQUIVALENTS, end of period	$11,862	$5,531

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$10,962	$12,457
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2012

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

At November 30, 2012, USBL and MCREH (collectively, the “Company”) had negative working capital of $2,305,965, a stockholders’ deficiency of $2,078,241 and accumulated losses of $4,762,224. These factors, as well as the Company’s reliance on related parties (see Notes 7 and 9), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the nine-month period ended November 30, 2012 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2013. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 29, 2012.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended November 30, 2012 and 2011 and for the nine months ended November 30, 2012 and 2011 was $22,001, $(41,706), $61,630, and $(25,273), respectively.

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

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, USBL recorded these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions were recorded at the fair value of the franchise granted or the service received, based on which value is more readily determinable. Upon the granting of the franchise, the Company had performed essentially all material conditions related to the sale.

The Company generated advertising revenue from fees for arena signage, tickets, and program and year book advertising space. Advertising revenue was recognized over the period that the advertising space is made available to the user.

Fees charged to teams to allow them to relocate were recognized as revenue upon collection of the fee. Souvenir sales, which were generated on the Company’s web site, were recorded upon shipment of the order. Essentially all orders were paid by credit card.

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $875,000 at February 29, 2012) attributable to the USBL net operating loss carryforward.

As of February 29, 2012, the Company had a net operating loss carryforward of approximately $2,500,000 available to offset future taxable income. The carryforward expires in varying amounts from 2019 to 2032. Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2011 and 2010 and none are outstanding at November 30, 2012.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and nine months ended November 30, 2012 and 2011 as the result would have been antidilutive.

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

3.           Marketable Equity Securities

At November 30, 2012 (unaudited), marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	1,502,064	$20,224	$7,510
Other		37,395	909

Total		$57,619	$8,419

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

Gain (loss) on marketable equity securities consisted of:

	Nine Months Ended November 30,
	(Unaudited)
	2012	2011
Realized net gain (loss)	$(127,075)	$9,987
Unrealized net gain (loss)	61,630	(25,273)

Net loss	$(65,445)	$(15,286)

4.           Due From Related Parties

Due from related parties consist of:

	November 30,	February 29,
	2012	2012
	(Unaudited)

USBL receivable from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$33,220	$24,927

Total	$33,220	$24,927

5.           Property, Net

Property, net consists of:

	November 30,	February 29,
	2012	2012
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Accumulated depreciation	(49,276)	(45,382)

Property, net	$227,724	$231,618

The property is a commercial building owned by MCREH located in Milford, Connecticut. From June 2008 to December 2010, MCREH had no tenants at the property

In 2011, Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, entered into an informal agreement to rent available space from MCREH for the purpose of storing surplus material. Under this agreement, Spectrum paid MCREH a total of $12,000 rent for the year ended February 29, 2012.

On February 1, 2012, MCREH executed a Lease Agreement with an unrelated entity (the “Tenant”) to rent the property (on a Net Lease basis) for a term of 11 months from February 1, 2012 to December 31, 2012 at a monthly rent of $3,000. The Tenant has an option to renew the lease for two additional periods of one year each at monthly rates of $3,150 (for the year ended December 31, 2013), and $3,300 (for the year ended December 31, 1014).

6.           Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.           Due to Related Parties

Due to related parties consist of:

	November 30, 2012	February 28, 2012
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,242,289	$1,224,789
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	563,339	511,450
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL, non-interest bearing, due on demand	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	2,138,228	2,068,839
Less current portion	(2,138,228)	(2,068,839)

Non current portion	$-	$-

For the nine months ended November 30, 2012 and 2011, interest due under the USBL loans were waived by the respective lenders.

At November 30, 2012 and February 29, 2012, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $73,687 and $61,987, respectively.

8.           Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

For the three months ended November 30, 2012 and 2011 and for the nine months ended November 30, 2012 and 2011, USBL included in other operating expenses, rent payable to Genvest, LLC of $3,000, $3,000, $9,000 and $9,000, respectively.

For the three months ended November 30, 2011 (see Note 5), MCREH included in other revenues rent from Spectrum Associates, Inc. of $6,000.

10.          Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At November 30, 2012 and February 29, 2012 accounts payable and accrued expenses included accrued rent payable to Genvest totaling $57,000 and $45,000, respectively.

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

THREE MONTHS ENDED NOVEMBER 30, 2012 AS COMPARED TO NOVEMBER 30, 2011

For the three months ended November 30, 2012 and 2011, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, 2011, and 2012 seasons. Other revenues increased $9,000 from $6,000 in 2011 to $27,000 in 2012 as a result of rental income received from a related party Spectrum Associates, Inc. in 2012.

Operating expenses decreased $8,858 from $46,833 for the three months ended November 30, 2011 to $37,975 for the three months ended November 30, 2012. The decrease in operating expenses was primarily due to lower other operating expenses and salary expense.

Net loss from marketable equity securities decrease $25,438 in 2012, from $(37,326) in 2011 to $(11,888) in 2012. The decrease was due to actual marketable securities being sold in 2012 at realized losses in the three months ended November 2012 ($33,889) compared to realized gains on marketable securities of $4,380 in the three months ended November 30, 2011. The realized losses in the three months ended November 30, 2012 were based on securities being sold with a cost of $45,616 for proceeds of $11,727. Unrealized price depreciation of securities held and unsold at November 30, 2012 was $22,001 lower than at August 31, 2012 due to the disposal of securities with a cost of $45,616 during the three months ended November 30, 2012. Unrealized price depreciation on securities held and unsold at November 30, 2011 was $41,706 higher than at August 31, 2011.

Interest expense decreased to $5,703 in 2012, as compared to $7,937 in 2011.

Net loss for the three months ended November 30, 2012 was $46,566 as compared to the net loss of $86,096 for the three months ended November 30, 2011. The decrease is due mainly to the $25,438 decrease in net loss from marketable securities (from $(37,326) in 2011 to $(11,888) in 2012) and by the $8,858 decrease in operating expenses described above.

NINE MONTHS ENDED NOVEMBER 30, 2012 AS COMPARED TO NOVEMBER 30, 2011

For the nine months ended November 30, 2012 and 2011, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, 2011, and 2012 seasons.

Operating expenses increased $3,578 from $143,022 for the nine months ended November 30, 2011 to $146,600 for the nine months ended November 30, 2012. The increase in operating expenses was primarily due to the increase in other operating expenses offset by a decrease in salary expense and travel and promotion.

Net loss from marketable equity securities increased $(50,159) from $(15,286) in 2011 to $(65,445) in 2012. The increase was due to decreased unrealized price depreciation in the Company’s principal holdings in 2012 due to actual securities being sold in 2012 at realized losses on those sales. The realized losses on sales of marketable securities in the nine months ended November 30, 2012 were ($127,075) compared to realized gains on marketable securities of $9,987 in the nine months ended November 30, 2011. The realized losses in the nine months ended November 30, 2012 were based on securities being sold with a cost of $239,972 for proceeds of $112,892. Unrealized price depreciation of securities held and unsold at November 30, 2012 was $64,130 lower than at February 29, 2012 due to the disposal of securities with a cost of $239,972 during the nine months ended November 30, 2012. Unrealized price depreciation on securities held and sold at November 30, 2011 was $20,273 on a portfolio of securities with little purchase or sales activity from February 28, 2011 to November 30, 2011.

Interest expense decreased to $18,662 in 2012, as compared to $24,157 in 2011.

Net loss for the nine months ended November 30, 2012 was $203,707 as compared to net loss of $176,464 for the nine months ended November 30, 2011. The increase is due mainly to the $50,159 decrease in net gain (loss) from marketable securities (from $(15,286) in 2011 to $(65,445)in 2012).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $11,862 and a working capital deficit of $2,305,965 at November 30, 2012. The Company's statement of cash flows for the nine months ended November 30, 2012 reflects cash used in operating activities of $54,068, which results primarily from the $203,707 net loss as well as the pay down of credit card obligations offset by the sale of marketable equity securities. Net cash used by investing activities was $8,293 in 2012 compared to $14,088 in 2011. Net cash provided by financing activities was $69,389 in 2012 compared to $148,595 in 2011.

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

PART II

OTHER INFORMATION

ITEM 6.          EXHIBITS.

Exhibit No.:	Description:

31.1*	Certification of President (principal executive officer)

31.2*	Certification of Chief Financial Officer (principal financial officer)

32*	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE** * **

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Document

XBRL Taxonomy Extension Definitions Document

XBRL Taxonomy Extension Labels Document

XBRL Taxonomy Extension Presentations Document

Filed herewith

In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 22nd day of January, 2012.

UNITED STATES BASKETBALL LEAGUE, INC.

By:	/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III
Chairman and President

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director

EXHIBIT INDEX

Exhibit No.:	Description:

31.1*	Certification of President (principal executive officer)

31.2*	Certification of Chief Financial Officer (principal financial officer)

32*	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE** * **

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Document

XBRL Taxonomy Extension Definitions Document

XBRL Taxonomy Extension Labels Document

XBRL Taxonomy Extension Presentations Document

Filed herewith

In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed furnished and not filed.

