Form 10-K
period 2013-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2013-06-18
CIK 764630

SECURITIES AND EXCHANGE COMMISSION

450 FIFTH STREET, N.W.

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $164,500 as of August 31, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of June 13, 2013.

Item 1.	Business.

a)	History

United States Basketball League (“USBL”, “we” or the “Company”) was incorporated in Delaware in May, 1984 as a wholly-owned subsidiary of Meisenheimer Capital, Inc. (“MCI”). MCI is a publicly owned company having made a registered public offering of its common stock in 1984. Since 1984, MCI has been under the control of the Meisenheimer family. Members of the Meisenheimer family also have a controlling interest in Spectrum Associates, Inc. (“Spectrum”), a company engaged in the manufacture of helicopter parts. From time to time, Spectrum has loaned money to us and has engaged in other revenue generating transactions with us.

b)	Operations

We were incorporated by MCI for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). The League was originally conceived to provide a vehicle for college graduates interested in going professional with an opportunity to improve their skills and to showcase their skills in a professional environment. This approach afforded the players an opportunity to perhaps be selected by one of the teams comprising the National Basketball Association (“NBA”) and to attend summer camp sponsored by that team. USBL’s season (April through June of each year) was specifically designed to afford our League players the chance to participate in the various summer camps run by the teams in the NBA, which summer camps normally start in August each year. Since 1984 and up to the present time there have been approximately 150 players from our League who also have been selected to play for teams in the NBA. A sizable number of our players were eventually selected to play in NBA all star games. Additionally, a total of approximately 75 players were previously selected to play in the Continental Basketball Association (“CBA”) and the National Basketball Development League (the “NBDL”), the official developmental league of the NBA.

Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations. The 2008, 2009, 2010, 2011, 2012, and 2013 seasons have been canceled. At the present time we do not have any definitive plans as to the scheduling of a new season.

We are currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

c)	Employees

We currently have one part-time employee. This employee is currently engaged primarily to respond to inquires for information from potential strategic parties.

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

We Lack Sufficient Capital to Promote the League

In order for the League to become successful, we have to promote the League and a schedule a season. Historically and up to the present time, we have lacked sufficient capital to develop a national promotion for the League and have been forced to cancel our last six seasons. Promotion will achieve two objectives: (i) create more fan interest, and (ii) franchise interest. Until such time that we can properly promote the League we do not anticipate any significant change in the overall fan interest, and consequently no significant change in sales of franchises or our ability to schedule a season. Attendance has been rather small and is not enough to support a team's operations. Without real promotional efforts, we do not anticipate any significant increase in franchises. We do occasional advertising in Barron’s.

The Meisenheimer Family Exercises Significant Control over Us

The Meisenheimer family, consisting of Daniel T. Meisenheimer III and Richard C. Meisenheimer and entities own approximately 78% of our outstanding common stock and as such control the daily affairs of the business as well as significant corporate actions. Additionally, the Meisenheimer family controls the Board of Directors and as such shareholders have little or no influence over the affairs of the Company.

Dependence upon Key Individual

Our success is dependent upon the activities of Daniel T. Meisenheimer III. The loss of Mr. Meisenheimer through death, disability or resignation would have a material and adverse effect on our business. Mr. Meisenheimer suffered a stroke a year ago and has been unable to devote any material amount of time to the affairs of the Company.

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

The Company currently leases general office space located at 183 Plains Road, Suite 2, Milford, Connecticut from Genvest, LLC (related party).

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

Part II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol “USBL”. The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company’s fiscal years ended February 29, 2012 and February 28, 2013.

	Fiscal 2012
	Closing Bid
	High	Low
First Quarter Ended 5/31/11	$0.25	$0.25
Second Quarter Ended 8/31/11	$0.25	$0.25
Third Quarter Ended 11/30/11	$0.25	$0.20
Fourth Quarter Ended 2/29/12	$0.20	$0.20

	Fiscal 2013
	Closing Bid
	High	Low
First Quarter Ended 5/31/12	$0.20	$0.05
Second Quarter Ended 8/31/12	$0.22	$0.05
Third Quarter Ended 11/30/12	$0.22	$0.05
Fourth Quarter Ended 2/28/13	$0.15	$0.05

The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

Approximately 700,000 shares of our Common Stock are held by nonaffiliates as of May 27, 2013. The shares held by members of the public were issued by us in connection with a private placement over ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

We have not paid any dividends and do not anticipate paying dividends in the future.

Our Preferred Stock is held by our officers and directors and affiliates. No member of the public holds any Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holder	-	N/A	-
Equity compensation plans not approved by security holders	-	N/A	-
Total	-	N/A	-

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

It is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company anticipates continued reliance on financial assistance from affiliates. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire sales and promotional personnel or schedule a season. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and one other employee for all marketing efforts. Their efforts have not resulted in any franchises.

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

Fiscal Year 2013 Compared To Fiscal Year 2012

For the years ended February 28, 2013 ("Fiscal 2013") and February 29, 2012 (“Fiscal 2012”), the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental income increased $22,964 from $15,000 in Fiscal 2012 to $37,964 in Fiscal 2013.

While total operating expenses remained constant from 2012 to 2013, there were variations between some expenses. Other operating expenses increased $14,463 from $110,830 in fiscal 2012 to $125,293 in fiscal 2013. This increase is due primarily to maintenance costs and real estate taxes related to the Company’s Quirk Road property. This was offset by decrease of $13,913 in salaries and $5,544 in travel expenses. Operating expenses for fiscal year 2013 includes a $5,000 loss on writedown of obsolete inventory.

Other expenses increased by $6,546 from $77,932 in fiscal 2012 to $84,478 in fiscal 2013, primarily due to an increase in loss on marketable securities of $14,232 from $45,926 in 2012 to $60,158 in 2013 offset by a decrease in interest expense of $7,687 from $32,007 in 2012 to $24,320 in 2013.

Net loss decreased $16,813 from $256,916 in 2012 to $240,103 in 2013. The decrease in Net Loss was principally due to the increase in rental income of $22,964 offset by the increase in Other expenses of $6,546.

Liquidity and Capital Resources

The Company had a working capital deficit of $2,341,063 at February 28, 2013. The Company's statement of cash flows reflects net cash used in operating activities of $73,279, which is due primarily to the $240,103 net loss, offset partially by the $182,662 decrease in marketable equity securities. Net cash provided by financing activities was $80,087, which is due primarily to the net increase in amounts due to related parties.

The Company expects it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2013 season.

As indicated in the report of the independent registered public accounting firm, the consolidated financial statements referred to above have been prepared for the Company assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 8.	Financial Statements and Supplementary Data.

See our index to financial statements in Item 15 and the financial statements and notes that are filed as part of this annual report following the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Based on their evaluation as of February 28, 2013, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2013.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2013. We believe that internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following persons served as our directors and executive officers for the fiscal year ended February 28, 2013. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position

Daniel T. Meisenheimer III	62	Chairman of the Board and President

Richard C. Meisenheimer	59	Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2013.

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

The following table sets forth certain information as of June 13, 2013 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

	Amount and Nature of	Approximate
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class

Daniel T. Meisenheimer III (1)	143,998 Preferred Stock (1)	13.0%
c/o The United States Basketball League	425,000 Common Stock (1)	12.1%
183 Plains Road, Suite 2
Milford, CT 06461

Estate of Daniel T. Meisenheimer, Jr.(2)	182,723 Preferred Stock	16.5%
c/o Spectrum Associates	9,000 Common Stock	*
183 Plains Road, Suite 1
Milford, CT 06461

Richard C. Meisenheimer(3)	142,285 Preferred Stock	12.9%
884 Robert Treat Ext.	5,000 Common Stock	*
Orange, CT 06477

Meisenheimer Capital Inc.	140,000 Preferred Stock	12.7%
183 Plains Road, Suite 2	2,096,525 Common Stock	59.7%
Milford, CT 06461

Spectrum Associates, Inc. (4)	376,673 Preferred Stock	34.1%
183 Plains Road, Suite 2	228,857 Common Stock	6.5%
Milford, CT 06461

All Officers and Directors as a Group (2 persons)	286,283 Preferred Stock	25.9%
	430,000 Common Stock	12.2%

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

(4) Between the various members of the Meisenheimer family and their affiliates, Spectrum Associates, Inc. and MCI, the Meisenheimers effectively control 89% of the outstanding Preferred Stock and 78% of the outstanding Common Stock of USBL. No public shareholders own any Preferred Stock of USBL.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

a)	Loans

For the last twelve years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and Daniel Meisenheimer, Jr. and their affiliated entities have made loans to us. As of February 28, 2013, USBL and MCRE were indebted to the principals or their affiliated entities in the sum of $2,159,449. Of the foregoing amount, Spectrum is owed the sum of $1,291,789 and the principals (D. Meisenheimer III and R. Meisenheimer) are owed $684,560.

b)	Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities. During the year ended February 29, 2012, revenues from related parties were $12,000.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

We were billed $20,000 and $20,000 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 28, 2013 and February 29, 2012, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 28, 2013 or February 29, 2012 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 28, 2013 or February 29, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of June, 2013.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III
Chairman and President

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and Director

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

I have audited the accompanying consolidated balance sheets of United States Basketball League, Inc. and subsidiary (the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended February 28, 2013 and February 29, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2013 and February 29, 2012, and the results of its operations and cash flows for the years ended February 28, 2013 and February 29, 2012 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
June 13, 2013

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
February 28, 2013 and February 29, 2012

	February 28, 2013	February 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$11,642	$4,834
Marketable equity securities	4,106	186,768
Inventory	-	5,000
Due from related parties	35,450	24,927
Total Current Assets	51,198	221,529
Property, net of accumulated depreciation of $50,574 and $45,382, respectively	226,426	231,618
Total Assets	$277,624	$453,147

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$186,517	$172,100
Credit card obligations	46,295	86,742
Due to related parties	2,159,449	2,068,839
Total Current Liabilities	2,392,261	2,327,681

Total Liabilities	2,392,261	2,327,681

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,552,502 and 3,552,502 shares issued, respectively	35,525	35,525
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,679,855	2,679,855
Deficit	(4,798,620)	(4,558,517)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficiency	(2,114,637)	(1,874,534)
Total Liabilities and Stockholders' Deficiency	$277,624	$453,147

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended February 28, 2013 and February 29, 2012

	2013	2012

Revenues:
Rental income	$37,964	$15,000
	37,964	15,000

Operating Expenses:
Consulting	-	400
Salaries	44,113	58,026
Travel and promotion	13,991	19,536
Depreciation	5,192	5,192
Loss on writedown of obsolete inventory	5,000	-
Other	125,293	110,830
	193,589	193,984

Loss from Operations	(155,625)	(178,984)

Other Income (Expenses):
Interest expense	(24,320)	(32,007)
Gain (loss) on marketable equity securities	(60,158)	(45,926)
Interest income	-	1
	(84,478)	(77,932)

Net loss	$(240,103)	$(256,916)

Net Loss Per Share - basic and diluted	$(0.07)	$(0.07)

Weighted Average Number of Common Shares Outstanding:
Basic	3,512,527	3,512,527
Diluted	4,618,206	4,618,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficiency

Years Ended February 28, 2013 and February 29, 2012

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2011	3,522,502	$35,225	1,105,679	$11,057	$2,679,855	$(4,301,601)	39,975	$(42,454)	$(1,617,618)

Net Loss	-	-	-	-	-	(256,916)	-	-	(256,916)

Balance, February 29, 2012	3,552,502	35,525	1,105,679	11,057	2,679,855	(4,558,517)	39,975	(42,454)	(1,874,534)

Net Loss	-	-	-	-	-	(240,103)	-	-	(240,103)

Balance, February 28, 2013	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,798,620)	39,975	$(42,454)	$(2,114,637)

See notes to consolidated financial statemenst

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended February 28, 2013 and February 29 ,2012

	2013	2012

Cash Flows from Operating Activities:

Net Loss	$(240,103)	$(256,916)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	5,192	5,192
Loss on writedown of obsolete inventory	5,000	-

Change in operating assets and liabilities:
Marketable equity securities	182,662	57,318
Accounts payable and accrued expenses	14,417	23,334
Credit card obligations	(40,447)	(5,658)

Net Cash (Used In) Operating Activities	(73,279)	(176,730)

Cash Flows from Financing Activities:

(Increase) in due from related parties	(10,523)	(17,653)
Increase in due to related parties	90,610	196,752
Net Cash Provided By Financing Activities	80,087	179,099

Net Increase in Cash	6,808	2,369
Cash and Cash Equivalents, beginning of year	4,834	2,465
Cash and Cash Equivalents, end of year	$11,642	$4,834

Supplemental disclosures of cash flow information:
Interest paid	$16,420	$19,807
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. ("USBL"), incorporated in Delaware on May 29, 1984, has operated a professional summer basketball league through franchises located in the United States. Its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) owns a commercial building in Milford, Connecticut. USBL cancelled its 2008, 2009, 2010, 2011, 2012, and 2013 seasons.

At February 28, 2013, USBL and MCREH (collectively, the “Company”) had negative working capital of $2,341,063, a stockholders’ deficiency of $2,114,637, and accumulated losses of $4,798,620. These factors, as well as the Company’s reliance on related parties (see notes 7 and 9) raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the years ended February 28, 2013 and February 29, 2012 was $112,889 and $(55,913), respectively.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximately $1,015,000) attributable to the USBL net operating loss carryforward.

As of February 28, 2013, USBL had a net operating loss carryforward of approximately $2,900,000 available to offset future taxable income. The carryforward expires in varying amounts from 2019 to 2033. Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

USBL and MCREH file separate Federal and Connecticut income tax returns. The last returns filed were for the year ended December 31, 2008.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. No stock options were granted during the years ended February 28, 2013 and February 29, 2012 and none are outstanding at February 28, 2013.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the years ended February 28, 2013 and February 29, 2012 as the result would have been antidilutive.

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

At February 28, 2013, marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	152,064	$2,047	$4,106

Total		$2,047	$4,106

At February 29, 2012, marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Pacific Rim Mining Corp. (PMV)	350,000	$83,458	$47,950
Caledonia Mining Corp. (CALVF)	410,000	34,099	47,150
Seafarer Exploration Corp. (SFRX)	7,252,064	97,642	58,017
Other		82,399	33,651

Total		$297,598	$186,768

As discussed in Note 2, the Company has classified its investment in marketable equity securities as trading securities. All fair value measurements are based on Level 1 inputs (i.e. closing trading prices of respective marketable equity securities).

Gain (loss) on marketable equity securities consisted of:

	Year Ended
	February 28,	February 29,
	2013	2012

Realized net gain (loss)	$(173,047)	$9,987
Unrealized net gain (loss)	112,889	(55,913)

Net gain (loss)	$(60,158)	$(45,926)

4.	Due from Related Parties

Due from related parties consist of:

	February 28,	February 29,
	2013	2012
USBL receivable from Meisenheimer Capital, Inc.
(“MCI”), controlling stockholder of USBL,
non-interest bearing, due on demand (See Note 11)	$35,450	$24,927

Total	$35,450	$24,927

5.	Property, Net

Property, net, consists of:

	February 28, 2013	February 29, 2012
Land	$121,253	$121,253
Building	155,747	155,747

Total	277,000	277,000

Less accumulated depreciation	(50,574)	(45,382)

Property, net	$226,426	$231,618

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

7.	Due to Related Parties

Due to related parties consist of:

	February 28, 2013	February 29, 2012

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,262,289	$1,224,789
USBL loans payable to the two officers of USBL, interest at 6%, due on demand (see Note 11)	564,560	511,450
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL, non-interest bearing, due on demand	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH notes payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011 (see Note 11)	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property (see Note 11)	70,000	70,000
MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
Total	2,159,449	2,068,839
Less current portion	(2,159,449)	(2,068,839)

Non current portion	$-	$-

For the years ended February 28, 2013 and February 29, 2012, interest due under the USBL loans were waived by the respective lenders.

At February 28, 2013 and February 29, 2012, accounts payable and accrued expenses included accrued interest payable to related parties totaling $69,887and $63,787, respectively.

8.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

For the years ended February 28, 2013 and February 29, 2012, USBL included in other operating expenses rent, payable to Genvest, LLC totaling $12,000 and $12,000, respectively.

For the year ended February 29, 2012 (see Note 5), MCREH included in revenues rental income from Spectrum Associates, Inc. of $12,000.

10.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an entity controlled by the two officers of USBL. Improvements to the Company’s space were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At February 28, 2013 and February 29, 2012, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $60,000 and $48,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, 2012 and 2013 Seasons

USBL cancelled its 2008, 2009, 2010, 2011, 2012, and 2013 seasons. These cancellations may result in claims and legal actions from franchisees.

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

11.	Subsequent Event

During the quarter May 31, 2013 the Company received approximately $111,000 from MCI that may be applied towards the amounts due from it as a related party and then categorized as additional loans payable to MCI includable in due to related parties. Of the $111,000 the Company spent approximately $102,000 consisting of payments to Spectrum of approximately $23,000 and payments of approximately $61,000 to two USBL officers that may be applied towards loans payable for the three included in amounts due to related parties. In addition, the Company spent approximately $15,000 for legal and audit fees and approximately $3,000 for accounting fees.

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

16