Form 10-Q
period 2013-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2013-07-22
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 15, 2013, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31, 2013	February 28, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,819	$11,642
Marketable equity securities	-	4,106
Due from related parties	-	35,450
Total current assets	9,819	51,198

PROPERTY, NET of accumulated depreciation of $51,872 and $50,574, respectively	225,128	226,426
Total assets	$234,947	$277,624

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$176,944	$186,517
Credit card obligations	42,506	46,295
Due to related parties	2,153,628	2,159,449

Total current liabilities	2,373,078	2,392,261
Total Liabilities	2,373,078	2,392,261
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,822,114)	(4,798,620)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,138,131)	(2,114,637)

Total liabilities and stockholders’ deficiency	$234,947	$277,624

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	May 31, 2013	May 31, 2012

REVENUES:
Rental income	$11,946	$9,000
	11,946	9,000

OPERATING EXPENSES:
Salaries	11,784	14,715
Travel and promotion	2,041	2,486
Depreciation	1,298	1,298
Other	16,836	27,831
	31,959	46,330

Income (loss) from operations	(20,013)	(37,330)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	2,239	(64,820)
Interest expense	(5,720)	(7,573)
	(3,481)	(72,393)

NET INCOME (LOSS)	$(23,494)	$(109,723)

Earnings (loss) per common share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527
Diluted	4,618,206	4,618,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2013	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,798,620)	39,975	$(42,454)	$(2,114,637)

Net loss (Unaudited)	-	-	-	-	-	(23,494)	-	-	(23,494)

Balance, May 31, 2013 (Unaudited)	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,822,114)	39,975	$(42,454)	$(2,138,131)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 31, 2013	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,494)	$(109,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,298	1,298
Change in operating assets and liabilities:
Marketable equity securities	4,106	152,557
Accounts payable and accrued expenses	(9,573)	2,213
Credit card obligations	(3,789)	(39,353)

Net cash provided by (used in) operating activities	(31,452)	6,992

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	35,450	(1,895)
Increase (decrease) in due to related parties	(5,821)	77,404

Net cash provided by financing activities	29,629	75,509

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	(1,823)	82,501

CASH AND CASH EQUIVALENTS, beginning of period	11,642	4,834

CASH AND CASH EQUIVALENTS, end of period	$9,819	$87,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,018	$3,018
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2013

(Unaudited)

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”) was incorporated in Delaware on May 29, 1984, as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL, has been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. The 2008, 2009, 2010, 2011, 2012, and 2013 seasons have been cancelled. At the present time, USBL does not have any definitive plans as to the scheduling of a new season. USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

At May 31, 2013, USBL and its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH” and collectively with the USBL, the “Company”) had negative working capital of $2,363,259, a stockholders’ deficiency of $2,138,131, and accumulated losses of $4,822,114. These factors, as well as the Company’s reliance on related parties (see Notes 7 and 9), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended May 31, 2013 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2014. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2013.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended May 31, 2013 and 2012 was $(2,059) and $10,377, respectively.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximately $1,015,000 at February 28, 2013) attributable to the USBL net operating loss carryforward.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2013 and 2012 and none are outstanding at May 31, 2013.

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

Gain (loss) on marketable equity securities consisted of:

	Three Months Ended May 31,
	(Unaudited)
	2013	2012
Realized net gain (loss)	$4,298	$(75,197)
Unrealized net gain (loss)	(2,059)	10,377

Net gain (loss)	$2,239	$(64,820)

Commencing March 2012, the Company began the process of selling its marketable equity securities pursuant to a plan to liquidate substantially all of such securities as market conditions allow.

4.	Due from related parties

Due from related parties consist of:

	May 31,	February 28,
	2013	2013
	(Unaudited)
USBL receivable from Meisenheimer Capital, Inc. (“MCI”) controlling stockholder of USBL, non-interest bearing, due on demand	$-	$35,450

Total	$-	$35,450

5.	Property, Net

Property, net, consists of:

	May 31,	February 28,
	2013	2013
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Less accumulated depreciation	(51,872)	(50,574)

Property, net	$225,128	$226,426

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

7.	Due to Related Parties

Due to related parties consists of:

	May 31, 2012	February 28, 2013
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,239,289	$1,262,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	509,685	564,560
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”) non-interest bearing, due on demand	72,054	-
Total	2,153,628	2,159,449
Less current portion	(2,153,628)	(2,159,449)

Non current portion	$-	$-

For the three months ended May 31, 2013 and 2012, interest due under the USBL loans was waived by the respective lenders.

At May 31, 2013 and February 28, 2013, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $73,787 and $69,887, respectively.

8.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

In the three months ended May 31, 2013 and 2012, USBL included in other operating expenses, rent to Genvest, LLC of $3,000 and $3,000, respectively.
10.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At May 31, 2013 and February 28, 2013, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $63,000 and $60,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, 2012 and 2013 Seasons

USBL cancelled its seasons from 2008 through 2013. These cancellations may result in claims and legal actions from franchisees.

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

OVERVIEW

It is anticipated that the Company will continue to rely on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. Also, since Mr. Meisenheimer’s stroke last year, he has been unable to devote any material amount of time to the affairs of the Company. The NBA has established a developmental basketball league known as the National Basketball Developmental League (“NBDL”). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company’s season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits a NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL, it is unlikely that, at least for the present time, the Company can develop any meaningful relationship with the NBA.

THREE MONTHS ENDED MAY 31, 2013 AS COMPARED TO MAY 31, 2012

For the three months ended May 31, 2013 and 2012, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, 2011, 2012 and 2013 seasons. Rental revenues increased $2,946 from $9,000 in 2012 to $11,946 in 2013 as a result of rental income received from an unrelated party commencing in February 2013.

Operating expenses decreased $14,371 from $46,330 for the three months ended May 31, 2012 to $31,959 for the three months ended May 31, 2013. The decrease in operating expenses was primarily due to the reduction of other expenses.

Net gain (loss) from marketable equity securities decreased $67,059 from ($64,820) in 2012 to $2,239 in 2013. The decrease was due to the sale by the Company of most of its marketable equity securities during the three months ended May 31, 2013, and lower trading prices of the remaining marketable equity securities of the Company.

Interest expense decreased to $5,720 in 2013, as compared to $7,573 in 2012.

Net loss for the three months ended May 31, 2013 was $23,494 as compared to net loss of $109,723 for the three months ended May 31, 2012. The change is due mainly to the $67,059 change in net gain (loss) from marketable equity securities (from ($64,820) in 2012 to $2,239 in 2013).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $9,819 and a working capital deficit of $2,363,259 at May 31, 2013. The Company's statement of cash flows reflects cash used in operating activities of $31,452, which results primarily from the $23,494 net loss, and a decrease in marketable securities of $4,106 and a $3,789 decrease in credit card obligations. Net cash provided by financing activities was $29,629 in 2013 compared to $75,509 in 2012.

The Company expects it will continue to have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the USBL and Leauge to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company’s ability to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2014 season.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit No.:	Description:

31.1*	Certification of President (principal executive officer)

31.2*	Certification of Chief Financial Officer (principal financial officer)

32*	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Document
101.DEF**	XBRL Taxonomy Extension Definitions Document
101.LAB**	XBRL Taxonomy Extension Labels Document
101.PRE**	XBRL Taxonomy Extension Presentations Document

*	Filed herewith
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of July, 2013.

UNITED STATES BASKETBALL LEAGUE, INC.

By:	/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III
Chairman and President

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director

EXHIBIT INDEX

Exhibit No.:	Description:

31.1*	Certification of President (principal executive officer)

31.2*	Certification of Chief Financial Officer (principal financial officer)

32*	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Document
101.DEF**	XBRL Taxonomy Extension Definitions Document
101.LAB**	XBRL Taxonomy Extension Labels Document
101.PRE**	XBRL Taxonomy Extension Presentations Document

*	Filed herewith
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed furnished and not filed.

