Form 10-Q
period 2013-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2013-10-15
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 14, 2013, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets – August 31, 2013
	and February 28, 2013	3

	Consolidated Statements of Operations for the three and
	six months ended August 31, 2013 and 2012	4

	Consolidated Statement of Stockholders’
	Deficiency for the six months ended August 31, 2013	5

	Consolidated Statements of Cash Flows for the
	six months ended August 31, 2013 and 2012	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

Item 6.	Exhibits	15

PART I

FINANCIAL INFORMATION

Item 1.                                         Consolidated Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2013	February 28, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,654	$11,642
Marketable equity securities	-	4,106
Due from related parties	-	35,450
Total current assets	12,654	51,198

PROPERTY, NET of accumulated depreciation of $53,170 and $50,574, respectively	223,830	226.426
Total assets	$236,484	$277,624

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$178,781	$186,517
Credit card obligations	15,642	46,295
Due to related parties	2,220,403	2,159,449

Total current liabilities	2,414,826	2,392,261
Total Liabilities	2,414,826	2,392,261

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,862,325)	(4,798,620)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,178,342)	(2,114,637)

Total liabilities and stockholders’ deficiency	$236,484	$277,624

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012

REVENUES:
Rental income	$11,946	$9,000	$23,892	$18,000

OPERATING EXPENSES:
Salaries	8,206	12,514	19,990	27,229
Travel and promotion	1,651	(1,134)	3,692	1,352
Depreciation	1,298	1,298	2,596	2,596
Other	35,684	49,617	52,520	77,448
Total operating expenses	46,839	62,295	78,798	108,625

Loss from operations	(34,893)	(53,295)	(54,906)	(90,625)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	-	11,263	2,239	(53,557)
Interest expense	(5,318)	(5,386)	(11,038)	(12,959)

Total other income (expenses)	(5,318)	5,877	(8,799)	(66,516)

NET LOSS	$(40,211)	$(47,418)	$(63,705)	$(157,141)

Earnings (loss) per common share:
Basic	$(.01)	$(.01)	$(.02)	$(.04)
Diluted	$(.01)	$(.01)	$(.02)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

see notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficiency

Six Months Ended August 31, 2013

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2013	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,798,620)	39,975	$(42,454)	$(2,114,637)

Net loss (Unaudited)	-	-	-	-	-	(63,705)	-	-	(63,705)

Balance, August 31, 2013 (Unaudited)	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,862,325)	39,975	$(42,454)	$(2,178,342)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2013	August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,705)	$(157,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,596	2,596
Non-cash compensation	-	-
Changes in operating assets and liabilities:
Marketable equity securities	4,106	154,734
Accounts payable and accrued expenses	(7,736)	7,793
Credit card obligations	(30,653)	(46,399)

Net cash used in operating activities	(95,392)	(38,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	35,450	(6,304)
Increase in due to related parties	60,954	103,340

Net cash provided by financing activities	96,404	97,236

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,012	58,819

CASH AND CASH EQUIVALENTS, beginning of period	11,642	4,834

CASH AND CASH EQUIVALENTS, end of period	$12,654	$63,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,038	$9,159
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2013

(Unaudited)

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”) was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meiseheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL, has been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. The 2008, 2009, 2010, 2011, 2012, and 2013 seasons have been cancelled. At the present time, USBL does not have any definitive plans as to the scheduling of a new season. USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

At August 31, 2013, USBL and its wholloy-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH” and collectively with the USBL, the “Company”) had negative working capital of $2,402,172, a stockholders’ deficiency of $2,178,342, and accumulated losses of $4,862,325. These factors, as well as the Company’s reliance on related parties (see Notes 7 and 9), raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2013 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2014. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2013.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended August 31, 2013 and 2012 and the six months ended August 31, 2013 and 2012 was $0, $29,253, $(2,059), and $39,629, respectively.

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

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management make estimated and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Advertising costs - Advertising costs are expensed as incurred.

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2013 and 2012 and none are outstanding at August 31, 2013.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2013 and 2012 as the result would have been antidilutive.

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

Gain (loss) on marketable equity securities consisted of:

	Six Months Ended August 31,
	(Unaudited)
	2013	2012

Realized net gain (loss)	$4,298	$(93,186)
Unrealized net gain (loss)	(2,059)	39,629

Net gain (loss)	$2,239	$(53,557)

Commencing March 2012, the Company began the process of selling its marketable equity securities pursuant to a plan to liquidate substantially all of such securities as market conditions allow.

4.	Due from Related Parties

Due from related parties consist of:

	August 31,	February 28,
	2013	2013
	(Unaudited)
USBL receivable from Meisenheimer Capital, Inc. (“MCI”) controlling stockholder of USBL, non-interest bearing, due on demand	$-	$35,450

Total	$-	$35,450

5.	Property, Net

Property, net, consists of:

	August 31,	February 28,
	2013	2013
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Less accumulated depreciation	(53,170)	(50,574)

Property, net	$223,830	$226,426

The property is a commercial building owned by MCREH located in Milford, Connecticut. From June 2008 to December 2010, MCREH had no tenants at the property.

In 2011, Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, entered into an informal agreement to rent available space from MCREH for the purpose of storing surplus material. Under this agreement, Spectrum paid MCREH a total of $12,000 rent for the year ended February 28, 2012.

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

7.	Due to Related Parties

Due to related parties consists of:

	August 31, 2013	February 28, 2013
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,239,289	$1,262,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	526,758	564,500
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL	20,000	20,000
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000

MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000

MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”), non-interest bearing, due on demand	121,756	-
Total	2,220,403	2,159,449
Less current portion	(2,220,403)	(2,159,449)

Non current portion	$-	$-

For the six months ended August 31, 2013 and 2012, interest due under the USBL loans were waived by the respective lenders.

At August 31, 2013 and February 28, 2013, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $73,887 and $69,887, respectively.

8.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

In the three months ended August 31, 2013 and 2012 and the six months ended August 31, 2013 and 2012, USBL included in other operating expenses, rent to Genvest, LLC of $3,000, $3,000, $6,000, and $6,000, respectively.

10.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At August 31, 2013 and February 28, 2013, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $66,000 and $60,000, respectively.

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

OVERVIEW

It is anticipated that the Company will continue to rely on financial assistance from affiliates. The Meisenheimer family is fully committed to making the Company a profitable operation and also making the League a viable one. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire additional sales and promotional personnel. As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and two other employees for all marketing efforts. Their efforts have not resulted in any substantial increase in the number of franchises. Also, since Mr. Meisenheimer’s stroke last year, he had been unable to devote any material amount of time to the affairs of the Company. The NBA has established a developmental basketball league known as the National Basketball Developmental League (“NBDL”). The Company believes that the establishment of this league, consisting of eight teams, will have no effect on the Company’s season, since the NBDL season as presently constituted runs from November through March. Further, nothing prohibits a NBDL player from playing in the USBL. Accordingly, and as of the present time, the Company does not perceive the NBDL as a competitor. However, with the establishment of the NBDL, it is unlikely that, at least for the present time, the Company can develop any meaningful relationship with the NBA.

THREE MONTHS ENDED AUGUST 31, 2013 AS COMPARED TO AUGUST 31, 2012

For the three months ended August 31, 2013 and 2012, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, 2011, 2012 and 2013 seasons. Rental revenues increased $2,946 from $9,000 in 2012 to $11,946 in 2013 as a result of the increase in monthly rent received from the tenant of the property located on Quirk Road in Milford, Connecticut owned by our subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”).

Operating expenses decreased $15,456 from $62,295 for the three months ended August 31, 2012 to $46,839 for the three months ended August 31, 2013. The decrease in operating expenses was primarily due to lower salaries in 2013 and the reversal of $8,075 old accounts payable in 2013.

Net gain (loss) from marketable equity securities decreased $11,263 in 2013, from $11,263 in 2012 to $0 in 2013. The change was due to the fact that the Company completed its liquidation of marketable equity securities in the quarter ended May 31, 2013.

Interest expense decreased to $5,318 in 2013, as compared to $5,386 in 2012.

Net loss for the three months ended August 31, 2013 was $40,211 as compared to the net loss of $47,418 for the three months ended August 31, 2012. The decrease is due mainly to the $2,946 increase in rental income and the $15,456 decrease in operating expenses in 2013, offset by the $11,263 decrease in net gain from marketable equity securities in 2013.

SIX MONTHS ENDED AUGUST 31, 2013 AS COMPARED TO AUGUST 31, 2012

For the six months ended August 31, 2013 and 2012, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, 2011, 2012 and 2013 seasons. Rental revenues increased $5,892 from $18,000 in 2012 to $23,892 in 2013 as a result of the increase in monthly rent received from the tenant of the property located at Quirk Road in Milford, Connecticut.

Operating expenses decreased $29,827 from $108,625 for the six months ended August 31, 2012 to $78,798 for the six months ended August 31, 2013. The decrease in operating expenses was primarily due to lower salaries in 2013 and the reversal of $8,075 old accounts payable in 2013.

Net gain (loss) from marketable equity securities increased $55,796 from $(53,557) in 2012 to $2,239 in 2013. The increase was due primarily to realized losses related to the sale of the company’s holdings in Seafarer Exploration Corp. (SFRX) and Pacific Rim Mining Corporation (PMV) in 2012.

Interest expense decreased to $11,038 in 2013, as compared to $12,959 in 2012.

Net loss for the six months ended August 31, 2013 was $63,705 as compared to net loss of $157,141 for the six months ended August 31, 2012. The $93,436 decrease is due mainly to the $5,892 increase in rental income, the $29,827 decrease in operating expenses, and the $55,796 increase in net gain (loss) from marketable equity securities in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $12,654 and a working capital deficit of $2,402,172 at August 31, 2013. The Company's statement of cash flows for the six months ended August 31, 2013 reflects cash used in operating activities of $95,392, which results primarily from the $63,705 net loss as well as the pay down of credit card obligations offset by the sale of marketable equity securities. Net cash provided by financing activities was $96,404 in 2013 compared to $97,236 in 2012.

The Company expects it will continue to have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the USBL and League to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company’s current financial condition, the Company’s ability to raise additional capital other than from affiliates is questionable. At the current time, the Company has no definitive plan as to how to raise additional capital and schedule a 2014 season.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14 day of October, 2013.

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

