Form 10-Q
period 2013-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2014-01-21
CIK 764630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of January 13, 2014, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I
FINANCIAL INFORMATION

Item 1.                  Consolidated Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2013	February 28, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,738	$11,642
Marketable equity securities	-	4,106
Due from related parties	-	35,450
Total current assets	17,738	51,198

PROPERTY, NET of accumulated depreciation of $54,468 and $50,574, respectively	222,532	226,426
Total assets	$240,270	$277,624

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$180,463	$186,517
Credit card obligations	12,281	46,295
Due to related parties	2,247,008	2,159,449

Total current liabilities	2,439,752	2,392,261
Total Liabilities	2,439,752	2,392,261
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,883,465)	(4,798,620)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total stockholders’ deficiency	(2,199,482)	(2,114,637)

Total liabilities and stockholders’ deficiency	$240,270	$277,624

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
REVENUES:
Rental income	$11,946	$9,000	$35,838	$27,000

OPERATING EXPENSES:
Professional fees	11,851	10,802	41,762	40,578
Salaries	42	8,455	20,032	35,684
Transfer agent and EDGAR agent fees	5,613	2,936	15,117	16,303
Rent	3,000	3,000	9,000	9,000
Travel and promotion	(356)	4,197	3,336	5,549
Depreciation	1,298	1,298	3,894	3,894
Other	6,636	7,287	13,741	35,592
Total operating expenses	28,084	37,975	106,882	146,600

Loss from operations	(16,138)	(28,975)	(71,044)	(119,600)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	-	(11,888)	2,239	(65,445)
Interest expense	(5,002)	(5,703)	(16,040)	(18,662)
Interest income	-	-	-	-

Total other expenses	(5,002)	(17,591)	(13,801)	(84,107)

NET LOSS	$(21,140)	$(46,566)	$(84,845)	$(203,707)

Loss per common share:
Basic	$(.01)	$(.01)	$(.02)	$(.06)
Diluted	$(.01)	$(.01)	$(.02)	$(.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Deficiency
Nine Months Ended November 30, 2013
(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2013	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,798,620)	39,975	$(42,454)	$(2,114,637)

Net loss	-	-	-	-	-	(84,845)	-	-	(84,845)

Balance, November 30, 2013	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,883,465)	39,975	$(42,454)	$(2,199,482)

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30, 2013	November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,845)	$(203,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation	3,894	3,894
Changes in operating assets and liabilities:
Marketable equity securities	4,106	178,349
Accounts payable and accrued expenses	(6,054)	14,345
Credit card obligations	(34,014)	(46,949)

Net cash used in operating activities	(116,913)	(54,068)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease (increase) in due from related parties	35,450	(8,293)
Increase in due to related parties	87,559	69,389

Net cash provided by financing activities	123,009	61,096

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,096	7,028

CASH AND CASH EQUIVALENTS, beginning of period	11,642	4,834

CASH AND CASH EQUIVALENTS, end of period	$17,738	$11,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$10,962	$10,962
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED NOVEMBER 30, 2013
(Unaudited)

1.	Description of Business and Basis of Presentation:

United States Basketball League, Inc. (“USBL”), was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”).  Since the inception of the League, USBL has primarily engaged in selling franchises and managing the League from 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations.  The 2008, 2009, 2010, 2011, 2012 and 2013 seasons have been cancelled.  At the present time, USBL does not have any definitive plans as to the scheduling of a new season.  USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

At November 30, 2013, USBL and its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH” and collectively with USBL, the “Company”) had negative working capital of $2,422,014, a stockholders’ deficiency of $2,199,482 and accumulated losses of $4,883,465.  These factors, as well as the Company’s reliance on related parties (see Notes 7 and 9), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives.  The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation.  Operating results for the nine-month period ended November 30, 2013 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2014.  The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 29, 2013.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income.  The Company has classified its investment in marketable equity securities as trading securities.  The change in net unrealized holding gain (loss) included in earnings for the three months ended November 30, 2013 and 2012 and for the nine months ended November 30, 2013 and 2012 was $0, $22,001, $(2,059), and $61,630, respectively.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance has been fully provided for the deferred tax asset (approximating $1,015,000 at February 28, 2013) attributable to the USBL net operating loss carryforward.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”  No stock options were granted during 2013 and 2012 and none are outstanding at November 30, 2013.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS).  ASC 260 requires dual presentation of basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.  The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and nine months ended November 30, 2013 and 2012 as the result would have been antidilutive.

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

Reclassifications – Certain prior period expenses have been reclassified to conform to the current period’s presentation.

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

Gain (loss) on marketable equity securities consisted of:

	Nine Months Ended
	November 30,
	(Unaudited)
	2013	2012

Realized net gain (loss)	$4,298	$(127,075)
Unrealized net gain (loss)	(2,059)	61,630

Net gain (loss)	$2,239	$(65,445)

Commencing March 2012, the Company began the process of selling its marketable equity securities pursuant to a plan to liquidate substantially all of such securities as market conditions allow.

4.	Due From Related Parties

Due from related parties consist of:
	November 30,	February 28,
	2013	2013
	(Unaudited)

USBL receivable from Meisenheimer Capital, Inc. (“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$-	$35,450

Total	$-	$35,450

5.	Property, Net

Property, net consists of:

	November 30,	February 28,
	2013	2013
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Accumulated depreciation	(54,468)	(50,574)

Property, net	$222,532	$226,426

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

On February 1, 2012, MCREH executed a Lease Agreement with an unrelated entity (the “Tenant”) to rent the property (on a Net Lease basis) for a term of 11 months from February 1, 2012 to December 31, 2012 at a monthly rent of $3,000. The lease also provided the Tenant an option to renew the lease for two additional periods of one year each at monthly rates of $3,150 (for the year ended December 31, 2013), and $3,300 (for the year ended December 31, 2014).  The time period required for renewal of the lease for the year ending December 31, 2014 has expired without MCREH having received written notice from the Tenant of such renewal.

6.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses.  USBL has agreed to pay the credit card balances, including related interest.  The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties

Due to related parties consist of:

	November 30, 2013	February 28, 2013
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,239,289	$1,262,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	527,491	564,500
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL, non-interest bearing, due on demand	20,000	20,000

USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”) non-interest bearing, due on demand	147,628	-
Total	2,247,008	2,159,449
Less current portion	(2,247,008)	(2,159,449)

Non current portion	$-	$-

For the nine months ended November 30, 2013 and 2012, interest due under the USBL loans were waived by the respective lenders.

At November 30, 2013 and February 28, 2013, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $77,787 and $69,887, respectively.

8.	Stockholders’ Equity

Each share of common stock has one vote.  Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

For the three months ended November 30, 2013 and 2012 and for the nine months ended November 30, 2013 and 2012, USBL included in other operating expenses, rent payable to Genvest, LLC of $3,000, $3,000, $9,000 and $9,000, respectively.

10.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL.  Improvements to the Company’s space there were completed in February 2008.  Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008.  At November 30, 2013 and February 28, 2013 accounts payable and accrued expenses included accrued rent payable to Genvest totaling $69,000 and $60,000, respectively.

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

THREE MONTHS ENDED NOVEMBER 30, 2013 AS COMPARED TO NOVEMBER 30, 2012

For the three months ended November 30, 2013 and 2012, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, 2011, 2012, and 2013 seasons.  Rental revenues increased $2,946 from $9,000 in 2012 to $11,946 in 2013 as a result of the increase in monthly rent received from the tenant of the property located on Quirk Road in Milford, Connecticut owned by our subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”).

Operating expenses decreased $9,891 from $37,975 for the three months ended November 30, 2012 to $28,084 for the three months ended November 30, 2013.  The decrease in operating expenses was primarily due to lower salaries in 2013.

Net gain (loss) from marketable equity securities improved $11,888 in 2013, from a loss of $11,888 in 2012 to $0 in 2013.  The change was due to the fact that the Company completed its liquidation of marketable equity securities in the quarter ended May 31, 2013.

Interest expense decreased $5,002 in 2013, as compared to $5,703 in 2012.

Net loss for the three months ended November 30, 2013 was $21,140 as compared to the net loss of $46,566 for the three months ended November 30, 2012.  The decrease is due mainly to the $2,946 increase in rental income and, the $9,891 decrease in operating expenses in 2013, and by the $11,888 decrease in net loss from marketable equity securities in 2013.

NINE MONTHS ENDED NOVEMBER 30, 2013 AS COMPARED TO NOVEMBER 30, 2012

For the nine months ended November 30, 2013 and 2012, the Company had no franchise fees or advertising revenues as a result of the cancellation of the 2008, 2009, 2010, 2011, 2012, and 2013 seasons.  Rental revenues increased $8,838 from $27,000 in 2012 to $35,838 in 2013 as a result of the increase in monthly rent received from the tenant of the property located at Quirk Road in Milford, Connecticut.

Operating expenses decreased $39,718 from $146,600 for the nine months ended November 30, 2012 to $106,882 for the nine months ended November 30, 2013.  The decrease in operating expenses was primarily due to lower salaries ($15,652), lower automobile expenses ($5,339), and lower bank charges ($3,617) in 2013 and the reversal of $8,075 old accounts payable in 2013.

Net gain (loss) from marketable equity securities improved $67,684 from a loss of $65,445 in 2012 to a gain of $2,239 in 2013. The change was due primarily to realized losses related to the sale of the Company’s holdings in Seafarer Exploration Corp. (SFRX) and Pacific Rim Mining Corporation (PMV) in 2012.

Interest expense decreased to $16,040 in 2013, as compared to $18,662 in 2012.

Net loss for the nine months ended November 30, 2013 was $84,845 as compared to the net loss of $203,707 for the nine months ended November 30, 2012.  The decrease is due mainly to the $8,838 increase in rental income, the $39,718 decrease in operating expenses, and the $67,684 improvement in net gain (loss) from marketable equity securities in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $17,738 and a working capital deficit of $2,422,014 at November 30, 2013.  The Company's statement of cash flows for the nine months ended November 30, 2013 reflects cash used in operating activities of $116,913, which results primarily from the $84,845 net loss as well as the pay down of credit card obligations.  Net cash provided by financing activities was $123,009 in 2013 compared to $61,096 in 2012.

The Company expects it will continue to have to rely on affiliates for loans and revenues to assist it in meeting its current obligations.  With respect to long term needs, the Company recognizes that in order for the USBL and the League to be successful, USBL has to develop a meaningful sales and promotional program.  This will require an investment of additional capital.  Given the Company’s current financial condition, the Company’s ability to raise additional capital other than from affiliates is questionable.  At the current time, the Company has no definitive plan as to how to raise additional capital and schedule a 2014 season.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit No.:	Description:

31.1	Certification of President (principal executive officer)*

31.2	Certification of Chief Financial Officer (principal financial officer)*

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentations Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of January, 2014.

UNITED STATES BASKETBALL LEAGUE,
INC.

By:	/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III
Chairman and President
(Principal executive officer)

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director
(Principal financial officer)

EXHIBIT INDEX

31.1	Certification of President (principal executive officer)*

31.2	Certification of Chief Financial Officer (principal financial officer)*

32	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentations Document*

*	Filed herewith

