Form 10-K
period 2014-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2014-06-13
CIK 764630

SECURITIES AND EXCHANGE COMMISSION

450 FIFTH STREET, N.W.

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $35,675 as of August 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of June 12, 2014.

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

Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations. All seasons since 2008have been canceled. At the present time we do not have any definitive plans as to the scheduling of a new season.

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

We May Not Be Able to Continue as a Going Concern

Because of our historically poor revenues and earnings, our auditors have for at least the last five years included in their unqualified opinions an emphasis paragraph regarding the uncertainty of our ability to continue to operate as a going concern. Shareholders and prospective shareholders should weigh this factor carefully in considering the merits of our company as an investment vehicle.

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

The Meisenheimer Family Exercises Significant Control over Us

The Meisenheimer family, consisting of Daniel T. Meisenheimer III and Richard C. Meisenheimer and entities own approximately 80% of our outstanding common stock and as such control the daily affairs of the business as well as significant corporate actions. Additionally, the Meisenheimer family controls the Board of Directors and as such shareholders have little or no influence over the affairs of the Company.

Dependence upon Key Individual

Our success is dependent upon the activities of Daniel T. Meisenheimer III. The loss of Mr. Meisenheimer through death, disability or resignation would have a material and adverse effect on our business. Mr. Meisenheimer suffered a stroke a few years ago and has been unable to devote any material amount of time to the affairs of the Company.

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

In December 2013, MCRE executed a Real Estate Contract with two individuals affiliated with the Tenant (the “Buyers”) to sell the MCREH property for $420,000 cash. An aggregate of $12,000 has been placed in escrow for the benefit of the Company towards the purchase price pursuant to the contract upon signing of the agreement. The contract was contingent upon the Buyers obtaining a SBA 504 30 year conventional mortgage commitment in the principal amount of not less than $378,000 by the Buyers of January 24, 2014. Pursuant to the terms of the contract the Buyers had an option, which has expired to terminate the contract via written notice served to the Company by January 30, 2014 and have the $12,000 held in escrow returned to them by the Company. The closing of this transaction has been scheduled by legal counsel for the parties to the contract for June 19, 2014.

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

(a)          Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol “USBL”. The following is the range of high and low closing bid prices for the Common Stock for each quarter for the Company’s fiscal years ended February 28, 2013 and February 28, 2014.

	Fiscal 2013
	Closing Bid
	High	Low
First Quarter Ended 5/31/12	$0.20	$0.05
Second Quarter Ended 8/31/12	$0.22	$0.05
Third Quarter Ended 11/30/12	$0.22	$0.05
Fourth Quarter Ended 2/28/13	$0.15	$0.05

	Fiscal 2014
	Closing Bid
	High	Low
First Quarter Ended 5/31/13	$0.20	$0.05
Second Quarter Ended 8/31/13	$0.20	$0.05
Third Quarter Ended 11/30/13	$0.20	$0.05
Fourth Quarter Ended 2/28/14	$0.20	$0.05

The foregoing range of high-low closing bid prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium.

Approximately 700,000 shares of our Common Stock are held by nonaffiliates as of June 6, 2014. The shares held by members of the public were issued by us in connection with a private placement over ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

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

Fiscal Year 2014 Compared To Fiscal Year 2013

For the years ended February 28, 2014 ("Fiscal 2014") and February 28, 2013 (“Fiscal 2013”), the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental income increased $9,820 from $37,964 in Fiscal 2013 to $47,784 in Fiscal 2014 as a result of the increase in monthly rent received from the tenant of the property located on Quirk Road in Milford, Connecticut owned by our subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”).

Operating expenses decreased $65,104 from $193,589 in Fiscal 2013 to $128,485 in Fiscal 2014. The decrease in operating expenses was primarily due to lower salaries ($25,913) as a result of the termination of our last employee during Fiscal 2014, lower travel and promotion expenses ($10,570), the absence of a loss on writedown of obsolete inventory in 2014 ($5,000), lower auto expenses ($5,359), lower payroll taxes ($4,149), and the reversal of $8,075 old accounts payable in 2014.

Other expenses decreased by $66,234 from $84,478 in Fiscal 2013 to $18,244 in Fiscal 2014, primarily due to the improvement of gain (loss) on marketable equity securities of $62,397 from a $60,158 loss in 2013 to a $2,239 gain in 2014 and a decrease in interest expense from $24,320 in 2013 to $20,483 in 2014. The Company finished liquidating its portfolio of marketable equity securities in the quarter ended May 31, 2013.

Net loss decreased $141,158 from $240,103 in 2013 to $98,945 in 2014. The decrease in Net Loss was due to the increase in rental income of $9,820, the decrease in operating expenses of $65,104 and the decrease in other expenses of $66,234.

Liquidity and Capital Resources

The Company had a working capital deficit of $2,434,816 at February 28, 2014. The Company's statement of cash flows reflects net cash used in operating activities of $137,981, which is due primarily to the $98,945 net loss and the $34,640 decrease in credit card obligations. Net cash provided by financing activities was $137,317, which is due primarily to the net increase in amounts due to related parties.

The Company expects it will again have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2015 season.

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

Based on their evaluation as of February 28, 2014, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2014.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2014. We believe that internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following persons served as our directors and executive officers for the fiscal year ended February 28, 2014. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position

Daniel T. Meisenheimer III	63	Chairman of the Board and President

Richard C. Meisenheimer	60	Chief Financial Officer and Director

Background of Executive Officers and Directors

Daniel T. Meisenheimer III (“Mr. Meisenheimer III”) has been Chairman of the Board and President of the Company since its inception in 1984. Mr. Meisenheimer III has also been the Chairman of the Board and President of MCI, USBL’s parent, since 1983 and occupies the same positions in Cadcom, Inc., a former subsidiary of MCI, and Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”). Mr. Meisenheimer III is also a shareholder and director of Synercom, Inc. (“Synercom”), a Meisenheimer family-owned holding company which owns Spectrum Associates, Inc., a shareholder of USBL and which company has loaned funds to USBL and MCREH.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2014.

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

The following table sets forth certain information as of June 12, 2014 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

	Amount and Nature of	Approximate
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class

Daniel T. Meisenheimer III (1)	143,998 Preferred Stock (1)	13.0%
c/o The United States Basketball League	425,000 Common Stock (1)	12.1%
183 Plains Road, Suite 2
Milford, CT 06461

Estate of Daniel T. Meisenheimer, Jr.(2)	182,723 Preferred Stock	16.5%
c/o Spectrum Associates	9,000 Common Stock	*
183 Plains Road, Suite 1
Milford, CT 06461

Richard C. Meisenheimer(3)	142,285 Preferred Stock	12.9%
884 Robert Treat Ext.	40,000 Common Stock	1.1%
Orange, CT 06477

Meisenheimer Capital Inc.	140,000 Preferred Stock	12.7%
183 Plains Road, Suite 2	2,096,175 Common Stock	59.0%
Milford, CT 06461

Spectrum Associates, Inc. (4)	376,673 Preferred Stock	34.1%
183 Plains Road, Suite 2	228,857 Common Stock	6.5%
Milford, CT 06461

All Officers and Directors as a Group (2 persons)	286,283 Preferred Stock	25.9%
	465,000 Common Stock	13.2%

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

For the last twelve years, the principals of MCI consisting of Daniel Meisenheimer III, and Richard Meisenheimer and their affiliated entities have made loans to us. As of February 28, 2014, USBL and MCREH were indebted to the principals or their affiliated entities in the sum of $2,261,316. Of the foregoing amount, Spectrum is owed the sum of $1,268,789 and the principals (D. Meisenheimer III and R. Meisenheimer) are owed $646,041.

b)	Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

We were billed $20,250 and $20,000 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 28, 2014 and February 28, 2013, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 28, 2014 or February 28, 2013 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 28, 2014 or February 28, 2013.

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

3.	Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Exhibit
No.	Description

*3(i)	Certificate of Incorporation (May 29, 1984)

*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b	Amended Certificate of Incorporation (March 5, 1986)

*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d	Amended Certificate of Incorporation (June 30, 1995)

*3(i)e	Amended Certificate of Incorporation (January 12, 1996)

*3(i)f	Certificate of Renewal (June 23, 1995)

*3(i)g	Certificate of Renewal (May 22, 2000)

*3.9	By-Laws of USBL

*3.10	Amended By-Laws

+10.1	Standard Franchise Agreement of USBL

21	Subsidiaries—Meisenheimer Capital Real Estate Holdings, Inc.

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

*Incorporated by reference to the Company’s Registration Statement on Form 10-SB, and amendments thereto, filed with the SEC on May 30, 2000.

+Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June, 2014.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III
Chairman and President

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and Director

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

I have audited the accompanying consolidated balance sheets of United States Basketball League, Inc. and subsidiary (the “Company”) as of February 28, 2014 and February 28, 2013, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended February 28, 2014 and February 28, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2014 and February 28, 2013, and the results of its operations and cash flows for the years ended February 28, 2014 and February 28, 2013 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York

June 13, 2014

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Balance Sheets
February 28, 2014 and February 28, 2013

	February 28, 2014	February 28, 2013
Assets

Current Assets:
Cash and cash equivalents	$10,978	$11,642
Marketable equity securities	-	4,106
Prepaid expenses	3,409	-
Due from related party	-	35,450
Total Current Assets	14,387	51,198
Property, net of accumulated depreciation of $55,766 and $50,574, respectively	221,234	226,426
Total Assets	$235,621	$277,624

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$176,232	$186,517
Credit card obligations	11,655	46,295
Due to related parties	2,261,316	2,159,449
Total Current Liabilities	2,449,203	2,392,261

Total Liabilities	2,449,203	2,392,261

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,552,502 and 3,552,502 shares issued, respectively	35,525	35,525
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,679,855	2,679,855
Deficit	(4,897,565)	(4,798,620)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficiency	(2,213,582)	(2,114,637)
Total Liabilities and Stockholders' Deficiency	$235,621	$277,624

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended February 28, 2014 and February 28, 2013	2014	2013

Revenues:
Rental income	$47,784	$37,964
	47,784	37,964

Operating Expenses:
Professional fees	49,118	45,210
Salaries	18,200	44,113
Transfer agent and EDGAR agent fees	22,620	22,113
Rent	12,000	12,000
Travel and promotion	3,421	13,991
Depreciation	5,192	5,192
Loss on writedown of obsolete inventory	-	5,000
Other	17,934	45,970
	128,485	193,589

Loss from Operations	(80,701)	(155,625)

Other Income (Expenses):
Interest expense	(20,483)	(24,320)
Gain (loss) on marketable equity securities	2,239	(60,158)
	(18,244)	(84,478)

Net loss	$(98,945)	$(240,103)

Net Loss Per Share - basic and diluted	$(0.03)	$(0.07)

Weighted Average Number of Common Shares Outstanding:
Basic	3,512,527	3,512,527
Diluted	3,512,527	3,512,527

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficiency
Years Ended February 28, 2014 and February 28, 2013

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2012	3,522,502	$35,225	1,105,679	$11,057	$2,679,855	$(4,558,517)	39,975	$(42,454)	$(1,874,534)

Net Loss	-	-	-	-	-	(240,103)	-	-	(240,103)

Balance, February 28, 2013	3,552,502	35,525	1,105,679	11,057	2,679,855	(4,798,620)	39,975	(42,454)	(2,114,637)

Net Loss	-	-	-	-	-	(98,945)	-	-	(98,945)

Balance, February 28, 2014	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,897,565)	39,975	$(42,454)	$(2,213,582)

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended February 28, 2014 and February 28 ,2013	2014	2013

Cash Flows from Operating Activities:

Net Loss	$(98,945)	$(240,103)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	5,192	5,192
Loss on writedown of obsolete inventory	-	5,000

Changes in operating assets and liabilities:
Marketable equity securities	4,106	182,662
Prepaid expenses	(3,409)	-
Accounts payable and accrued expenses	(10,285)	14,417
Credit card obligations	(34,640)	(40,447)

Net Cash (Used In) Operating Activities	(137,981)	(73,279)

Cash Flows from Financing Activities:

Decrease (Increase) in due from related party	35,450	(10,523)
Increase in due to related parties	101,867	90,610
Net Cash Provided By Financing Activities	137,317	80,087

Net Increase (Decrease) in Cash and Cash Equivalents	(664)	6,808
Cash and Cash Equivalents, beginning of year	11,642	4,834
Cash and Cash Equivalents, end of year	$10,978	$11,642

Supplemental disclosures of cash flow information:
Interest paid	$12,483	$16,420
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”) was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL has primarily engaged in selling franchises and managing the League from 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. The 2008, 2009, 2010, 2011, 2012, 2013 and 2014 seasons have been cancelled. At the present time, USBL does not have any definitive plans as to the scheduling of a new season. USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”), a wholly owned subsidiary of USBL, owns a commercial building in Milford, Connecticut (see note 5).

At February 28, 2014, USBL and MCREH (collectively, the “Company”) had negative working capital of $2,434,816, a stockholders’ deficiency of $2,213,582, and accumulated losses of $4,897,565. These factors, as well as the Company’s reliance on related parties (see note 7), raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Fair value disclosures – The carrying amounts of the Company’s financial instruments, which consist of cash and cash equivalents, marketable equity securities, due from related party, accounts payable and accrued expenses, credit card obligations, and due to related parties, approximate their fair value due to their short term nature or based upon values of comparable instruments.

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company has classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the years ended February 28, 2014 and February 28, 2013 was $(2,059) and $112,889, respectively.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximately $980,000 at February 28, 2014) attributable to the USBL net operating loss carryforward.

As of February 28, 2014, USBL had a net operating loss carryforward of approximately $2,800,000 available to offset future taxable income. The carryforward expires in varying amounts from 2019 to 2034. Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

USBL and MCREH file consolidated Federal and combined separate Connecticut income tax returns. The last returns filed were for the year ended December 31, 2012.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. No stock options were granted during the years ended February 28, 2014 and February 28, 2013 and none are outstanding at February 28, 2014.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the years ended February 28, 2014 and February 28, 2013 as the result would have been antidilutive.

Comprehensive income - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

Reclassifications – Certain prior year expenses have been reclassified to conform to the current year’s presentation.

3.	Marketable Equity Securities

At February 28, 2013, marketable equity securities consisted of:

			Fair
			Value and
			Carrying
Security	Shares	Cost	Value
Seafarer Exploration Corp. (SFRX)	152,064	2,047	4,106

Total		$2,047	$4,106

As discussed in Note 2, the Company has classified its investment in marketable equity securities as trading securities. All fair value measurements are based on Level 1 inputs (i.e. closing trading prices of respective marketable equity securities).

Gain (loss) on marketable equity securities consisted of:

	Year Ended
	February 28,	February 28,
	2014	2013

Realized net gain (loss)	$4,298	$(173,047)
Unrealized net gain (loss)	(2,059)	112,889

Net gain (loss)	$2,239	$(60,158)

4.	Due from Related Parties

At February 28, 213, due from related party consisted of:

USBL receivable from Meisenheimer Capital, Inc.
(“MCI”), controlling stockholder of USBL, non-interest bearing, due on demand	$35,450

Total	$35,450

5.	Property, Net

Property, net, consists of:

	February 28,	February 28,
	2014	2013
Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000
Less accumulated depreciation	(55,766)	(50,574)
Property, net	$221,234	$226,426

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

In December 2013, MCRE executed a Real Estate Contract with two individuals affiliated with the Tenant (the “Buyers”) to sell the MCREH property for $420,000 cash. An aggregate of $12,000 has been placed in escrow for the benefit of the Company towards the purchase price pursuant to the contract upon signing of the agreement. The contract was contingent upon the Buyers obtaining a SBA 504 30 year conventional mortgage commitment in the principal amount of not less than $378,000 by the buyers by January 24, 2014. Pursuant to the terms of the contract, the buyers had an option, which has expired, to terminate the contract via written notice served to the Company by January 30, 2014 and have the $12,000 held in escrow returned to them by the Company. The closing of this transaction has been scheduled by legal counsel for the parties to the contract for June 19, 2014.

6.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

7.	Due to Related Parties

Due to related parties consist of:

	February 28, 2014	February 28, 2013

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,239,289	$1,262,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	527,041	564,560
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL, non-interest bearing, due on demand	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH notes payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, inc. (“MCI”), non-interest bearing, due on demand	162,386	-
Total	2,261,316	2,159,449
Less current portion	(2,261,316)	(2,159,449)

Non current portion	$-	$-

For the years ended February 28, 2014 and February 28, 2013, interest due under the USBL loans were waived by the respective lenders.

At February 28, 2014 and February 28, 2013, accounts payable and accrued expenses included accrued interest payable to related parties totaling $77,887 and $69,887, respectively.

8.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

9.	Related Party Transactions

For the years ended February 28, 2014 and February 28, 2013, USBL included in other operating expenses rent, payable to Genvest, LLC totaling $12,000 and $12,000, respectively.

10.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an entity controlled by the two officers of USBL. Improvements to the Company’s space were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At February 28, 2014 and February 28, 2013, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $72,000 and $60,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, 2012, 2013 and 2014 Seasons

USBL cancelled its seasons from 2008 to 2014. These cancellations may result in claims and legal actions from franchisees.

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

EXHIBIT INDEX

*3(i)	Certificate of Incorporation (May 29, 1984)

*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b	Amended Certificate of Incorporation (March 5, 1986)

*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d	Amended Certificate of Incorporation (June 30, 1995)

*3(i)e	Amended Certificate of Incorporation (January 12, 1996)

*3(i)f	Certificate of Renewal (June 23, 1995)

*3(i)g	Certificate of Renewal (May 22, 2000)

*3.9	By-Laws of USBL

*3.10	Amended By-Laws

+10.2	Standard Franchise Agreement of USBL

21	Subsidiaries—Meisenheimer Capital Real Estate Holdings, Inc.

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

*Incorporated by reference to the Company’s Registration Statement on Form 10-SB, and amendments thereto, filed with the SEC on May 30, 2000.

+Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.

16