Form 10-Q
period 2014-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2014-07-21
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 15, 2014, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

2

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	May 31, 2014	February 28, 2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,727	$10,978
Prepaid expenses	852	3,409
Total current assets	14,579	14,387

PROPERTY, NET of accumulated depreciation of $57,064 and $55,766, respectively	219,936	221,234
Total assets	$234,515	$235,621

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$173,696	$176,232
Credit card obligations	11,193	11,655
Due to related parties	2,275,734	2,261,316

Total current liabilities	2,460,623	2,449,203
Total Liabilities	2,460,623	2,449,203
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,910,091)	(4,897,565)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,226,108)	(2,213,582)

Total liabilities and stockholders’ deficiency	$234,515	$235,621

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 31, 2014	May 31, 2013

REVENUES:
Rental income	$11,946	$11,946
	11,946	11,946

OPERATING EXPENSES:
Salaries	-	11,784
Professional fees	8,454	3,680
Transfer agent and EDGAR agent fees	1,294	4,064
Rent	3,000	3,000
Travel and promotion	314	2,041
Depreciation	1,298	1,298
Other	5,698	6,092
	20,058	31,959

Loss from operations	(8,112)	(20,013)

OTHER INCOME (EXPENSES):
Net gain (loss) from marketable equity securities	-	2,239
Interest expense	(4,414)	(5,720)
	(4,414)	(3,481)

NET LOSS	$(12,526)	$(23,494)

Earnings (loss) per common share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527
Diluted	3,512,527	3,512,527

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY Consolidated Statements of Stockholders’ Deficiency (Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2014	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,897,565)	39,975	$(42,454)	$(2,213,582)

Net loss (Unaudited)	-	-	-	-	-	(12,526)	-	-	(12,526)

Balance, May 31, 2014 (Unaudited)	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,910,091)	39,975	$(42,454)	$(2,226,108)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 31, 2014	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,526)	$(23,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,298	1,298
Change in operating assets and liabilities:
Marketable equity securities	-	4,106
Prepaid expenses	2,557	-
Accounts payable and accrued expenses	(2,536)	(9,573)
Credit card obligations	(462)	(3,789)

Net cash used in operating activities	(11,669)	(31,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	-	35,450
Increase (decrease) in due to related parties	14,418	(5,821)

Net cash provided by financing activities	14,418	29,629

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	(2,749)	(1,823)

CASH AND CASH EQUIVALENTS, beginning of period	10,978	11,642

CASH AND CASH EQUIVALENTS, end of period	$13,727	$9,819
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,047	$3,018
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2013

(Unaudited)

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”) was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL has primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. The 2008, 2009, 2010, 2011, 2012, 2013 and 2014 seasons have been cancelled. At the present time, USBL does not have any definitive plans as to the scheduling of a new season. USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”), a wholly owned subsidiary of USBL, owned a commercial building in Milford, Connecticut until June 19, 2014 (see Note 4).

At May 31, 2014, USBL and its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH” and collectively with the USBL, the “Company”) had negative working capital of $2,446,044, a stockholders’ deficiency of $2,226,108, and accumulated losses of $4,910,091. These factors, as well as the Company’s reliance on related parties (see Notes 6 and 8), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended May 31, 2014 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2015. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2014.

2.	Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of USBL and MCREH. All significant intercompany accounts and transactions have been eliminated  in consolidation.

Fair value disclosures – The carrying amounts of the Company’s financial instruments, which consist of cash and cash equivalents, accounts payable and accrued expenses, credit card obligations, and due to related parties, approximate their fair value due to their short term nature or based upon values of comparable instruments.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Marketable equity securities – Marketable equity securities were recorded at fair value with unrealized gains and losses included in income. The Company classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended May 31, 2014 and 2013 was $0 and $(2,059), respectively.

Depreciation expense - Depreciation is computed using the straight-line method over the building’s estimated useful life (30 years).

Revenue recognition - The Company generally uses the accrual method of accounting in these financial statements. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, USBL recorded these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions were recorded at the fair value of the franchise granted or the service received, based on which value was more readily determinable. Upon the granting of the franchise, the Company had performed essentially all material conditions related to the sale.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2014 and 2013 and none are outstanding at May 31, 2014.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three months ended May 31, 2014 and 2013 as the result would have been antidilutive.

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

Reclassifications – Certain prior year expenses have been reclassified to conform to the current period’s presentation.

3.	Marketable Equity Securities

For the three months ended May 31, 2013 (unaudited), gain (loss) on marketable equity securities consisted of:

2013
Realized net gain (loss)	$4,298
Unrealized net gain (loss)	(2,059)

Net gain (loss)	$2,239

4.	Property, Net

Property, net, consists of:

	May 31,	February 28,
	2014	2014
	(Unaudited)

Land	$121,253	$121,253
Building	155,747	155,747
Total	277,000	277,000

Less accumulated depreciation	(57,064)	(55,766)

Property, net	$219,936	$221,234

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

On June 19, 2014 (see Note 10), the property was sold to two individuals affiliated with the Tenant for $420,000 cash.

5.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

6.	Due to Related Parties

Due to related parties consists of:

	May 31, 2014	February 28, 2014
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,239,289	$1,239,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	526,341	527,041
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL	20,000	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH notes payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	50,000	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	25,000	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	70,000	70,000
MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	70,000	70,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”) non-interest bearing, due on demand	177,504	162,386
Total	2,275,734	2,261,316
Less current portion	(2,275,734)	(2,261,316)

Non current portion	$-	$-

For the three months ended May 31, 2014 and 2013, interest due under the USBL loans was waived by the respective lenders.

At May 31, 2014 and February 28, 2014, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $79,254 and $77,887, respectively.

7.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

8.	Related Party Transactions

For the three months ended May 31, 2014 and 2013, USBL included in other operating expenses, rent incurred to Genvest, LLC totaling $3,000 and $3,000, respectively.

9.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At May 31, 2014 and February 28, 2014, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $75,000 and $72,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, 2012, 2013 and 2014 Seasons

USBL cancelled its seasons from 2008 through 2014. These cancellations may result in claims and legal actions from franchisees.

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

10.	Subsequent Events

On June 19, 2014, the MCREH property located in Milford, Connecticut (see Note 4) was sold to two individuals affiliated with the Tenant for $420,000 cash. The gain on sale of the property was $192,931, as follows:

Sales price	$420,000
Selling costs	(7,403)
Net proceeds	$412,597

Cost of property, net of accumulated depreciation of $57,334	(219,666)

Gain on sale of property	$192,931

On June 27, 2014, USBL repaid the $20,000 loan payable to Genvest and repaid $61,000 of the $1,239,289 loans payable to Spectrum at May 31, 2014 (see Note 6, “Due to Related Parties”).

On June 27, 2014, MCREH repaid the $25,000 note payable to Spectrum, repaid the $70,000 note payable to the two officers of USBL (and $14,998 accrued interest thereon), repaid the $50,000 notes payable to trusts for the benefit of the two officers of USBL (and $18,000 accrued interest thereon), and repaid the $70,000 note payable to a trust for the benefit of the two officers of USBL (and $32,694 accrued interest thereon). (see Note 6, “Due to Related Parties”).

Item 2. Management’s Discussion and Analysis of financial condition and results of operations.

OVERVIEW

Exclusive of the $192,931 gain on sale of the MCREH property in June 2014 (see Note 10 to consolidated financial statements), it is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company anticipates continued reliance on financial assistance from affiliates. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire sales and promotional personnel or schedule a season. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and one other employee for all marketing efforts. Their efforts have not resulted in any franchises.

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

THREE MONTHS ENDED MAY 31, 2014 AS COMPARED TO MAY 31, 2013

For the three months ended May 31, 2014 and 2013, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental income was $11,946 in both the 2014 and 2013 three month periods.

Operating expenses decreased $11,901 from $31,959 for the three months ended May 31, 2013 to $20,058 for the three months ended May 31, 2014. The decrease in operating expenses was primarily due to the absence of salaries in 2014.

Other expenses, net, increased $933 from $3,481 in 2013 to $4,414 in 2014. The increase was due to the absence of any net gain from marketable equity securities in 2014 ($2,239 in 2013), offset by $1,306 lower interest expense in 2014.

Net loss for the three months ended May 31, 2014 was $12,526 as compared to net loss of $23,494 for the three months ended May 31, 2013. The decrease in net loss was due primarily to the $11,901 decrease in operating expenses in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $13,727 and a working capital deficit of $2,446,044 at May 31, 2014. The Company's statement of cash flows reflects cash used in operating activities of $11,669, which results primarily from the $12,526 net loss. Net cash provided by financing activities was $14,418 in 2014 compared to $29,629 in 2013.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
32* 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE *

Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Document

XBRL Taxonomy Extension Definitions Document

XBRL Taxonomy Extension Labels Document

XBRL Taxonomy Extension Presentations Document

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 21st day of July, 2014.

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
32* 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE *

Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Document

XBRL Taxonomy Extension Definitions Document

XBRL Taxonomy Extension Labels Document

XBRL Taxonomy Extension Presentations Document

Filed herewith

