Form 10-Q
period 2014-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2014-10-15
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October __, 2014, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2014	February 28, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,714	$10,978
Prepaid expenses	-	3,409
Total current assets	29,714	14,387

PROPERTY, NET of accumulated depreciation of $0 and $55,766, respectively	-	221,234
Total assets	$29,714	$235,621

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$118,634	$176,232
Credit card obligations	10,495	11,655
Due to related parties	1,966,687	2,261,316

Total current liabilities	2,095,816	2,449,203
Total Liabilities	2,095,816	2,449,203

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,750,085)	(4,897,565)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,066,102)	(2,213,582)

Total liabilities and stockholders’ deficiency	$29,714	$235,621

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
REVENUES:
Rental income	$1,995	$11,946	$13,941	$23,892

OPERATING EXPENSES:
Salaries	-	8,206	-	19,990
Professional fees	16,942	25,180	25,396	28,860
Transfer agent and EDGAR agent fees	10,687	6,491	11,981	10,555
Rent	3,000	3,000	6,000	6,000
Travel and promotion	1,064	1,651	1,378	3,692
Depreciation	270	1,298	1,568	2,596
Other	2,469	1,013	8,167	7,105
Total operating expenses	34,432	46,839	54,490	78,798

Loss from operations	(32,437)	(34,893)	(40,549)	(54,906)

OTHER INCOME (EXPENSES):
Gain on sale of property	192,931	-	192,931	-
Net gain (loss) from marketable equity securities	-	-	-	2,239
Interest expense	(488)	(5,318)	(4,902)	(11,038)

Total other income (expenses), net	192,443	(5,318)	188,029	(8,799)

NET INCOME (LOSS)	$160,006	$(40,211)	$147,480	$(63,705)

Earnings (loss) per common share:
Basic	$.05	$(.01)	$.04	$(.02)
Diluted	$.03	$(.01)	$.03	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	4,618,206	3,512,527	4,618,206	3,512,527

see notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficiency

Six Months Ended August 31, 2014

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2014	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,897,565)	39,975	$(42,454)	$(2,213,582)

Net income (Unaudited)	-	-	-	-	-	147,480	-	-	147,480

Balance, August 31, 2014 (Unaudited)	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,750,085)	39,975	$(42,454)	$(2,066,102)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2014	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$147,480	$(63,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain of sale of property	(192,931)	-
Depreciation	1,568	2,596
Changes in operating assets and liabilities:
Marketable equity securities	-	4,106
Prepaid expenses	3,409	-
Accounts payable and accrued expenses	(57,598)	(7,736)
Credit card obligations	(1,160)	(30,653)

Net cash used in operating activities	(99,232)	(95,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	412,597	-
Net cash provided by investing activities	412,597	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from related parties	-	35,450
Increase (decrease) in due to related parties	(294,629)	60,954

Net cash provided by (used in) financing activities	(294,629)	96,404

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,736	1,012

CASH AND CASH EQUIVALENTS, beginning of period	10,978	11,642

CASH AND CASH EQUIVALENTS, end of period	$29,714	$12,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$66,180	$7,038
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2014

(Unaudited)

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”) was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meiseheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL has been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. The 2008, 2009, 2010, 2011, 2012, 2013, and 2014 seasons have been cancelled. At the present time, USBL does not have any definitive plans as to the scheduling of a new season. USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) a wholly owned subsidiary of USBL, owned a commercial building in Milford, Connecticut until June 19, 2014 (see Note 4).

At August 31, 2014, USBL and its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH” and collectively with the USBL, the “Company”) had negative working capital of $2,066,102, a stockholders’ deficiency of $2,066,102, and accumulated losses of $4,750,085. These factors, as well as the Company’s reliance on related parties (see Notes 6 and 8), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2014 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2015. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2014.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended August 31, 2014 and 2013 and the six months ended August 31, 2014 and 2013 was $0, $0, $0, and $(2,059), respectively.

Depreciation expense – Until the sale of the property on June 19, 2014, depreciation was computed using the straight-line method over the building’s estimated useful life (30 years).

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2014 and 2013 and none are outstanding at August 31, 2014.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2013 as the result would have been antidilutive.

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

Reclassifications – Certain prior year expenses have been reclassified to conform to the current period’s presentation.

3.	Marketable Equity Securities

For the six months ended August 31, 2013 (unaudited), net gain (loss) from marketable equity securities consisted of:

2013

Realized net gain (loss)	$4,298
Unrealized net gain (loss)	(2,059)

Net gain (loss)	$2,239

4.	Property, Net

At February 28, 2014, property net, consisted of:

February 28,
2014

Land	$121,253
Building	155,747
Total	277,000

Less accumulated depreciation	(55,766)

Property, net	$221,234

The property was a commercial building owned by MCREH located in Milford, Connecticut. From June 2008 to December 2010, MCREH had no tenants at the property.

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

On June 19, 2014, the property was sold to two individuals affiliated with the Tenant for $420,000 cash. The gain on sale of the property was $192,931, as follows:

Sale Price	$420,000
Selling Costs	(7,403)
Net proceeds	412,597

Cost of property, net of accumulated depreciation of $57,334	(219,666)

Gain on sale of property	$192,931

5.	Credit Card Obligations

USBL uses credit cards of related parties to pay for certain travel and promotion expenses. USBL has agreed to pay the credit card balances, including related interest. The credit card obligations bear interest at rates ranging up to 30% and are due in monthly installments of principal and interest.

6.	Due to Related Parties

Due to related parties consists of:

	August 31, 2014	February 28, 2014
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,178,289	$1,239,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	526,011	527,041
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL	-	20,000
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	-	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	-	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	-	70,000
MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	-	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”), non-interest bearing, due on demand	164,787	162,386
Total	1,966,687	2,261,316
Less current portion	(1,966,687)	(2,261,316)

Non current portion	$-	$-

On June 27, 2014, USBL repaid the $20,000 loan payable to Genvest and repaid $61,000 of the $1,239,289 loans payable to Spectrum at May 31, 2014.

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

On June 30, 2014, MCREH paid legal fees on behalf of MCI of $10,000 which was charged against the loan payable to MCI.

For the six months ended August 31, 2014 and 2013, interest due under the USBL loans were waived by the respective lenders.

At August 31, 2014 and February 28, 2014, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $13,562 and $77,887, respectively.

7.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

8.	Related Party Transactions

For the three months ended August 31, 2014 and 2013 and the six months ended August 31, 2014 and 2013, USBL included in other operating expenses, rent incurred to Genvest, LLC totaling $3,000, $3,000, $6,000, and $6,000, respectively.

9.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At August 31, 2014 and February 28, 2014, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $78,000 and $72,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, 2012, 2013, and 2014 Seasons

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

OVERVIEW

Exclusive of the $192,931 gain on sale of the MCREH property in June 2014 (see Note 4 to consolidated financial statements), it is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company anticipates continued reliance on financial assistance from affiliates. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire sales and promotional personnel or schedule a season. As a result, the Company is currently dependent on the efforts of Daniel T. Meisenheimer, III and one other employee for all marketing efforts. Their efforts have not resulted in any franchises.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company generally uses the accrual method of accounting. However, due to the uncertainty of collecting royalty and franchise fees from the franchisees, the USBL recorded these revenues upon receipt of cash consideration paid or the performance of related services by the franchisee. Franchise fees earned in nonmonetary transactions were recorded at the fair value of the franchise granted or the service received, based on which value was more readily determinable. Upon the granting of the franchise, the Company had performed essentially all material conditions related to the sale.

THREE MONTHS ENDED AUGUST 31, 2014 AS COMPARED TO AUGUST 31, 2013

For the three months ended August 31, 2014 and 2013, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental income decreased $9,951 from $11,946 in 2013 to $1,995 in 2014. The decrease in rental income was due to the June 19, 2014 sale of the MCREH property to two individuals affiliated with the Tenant.

Operating expenses decreased $12,407 from $46,839 for the three months ended August 31, 2013 to $34,432 for the three months ended August 31, 2014. The decrease in operating expenses was primarily due to the absence of salaries for 2014 ($8,206 in 2013) and the $8,238 decrease in professional fees, offset by a $4,196 increase in transfer agent and EDGAR agent fees.

Other income (expenses), net, was $192,443 in 2014 compared to ($5,318) in 2013. In 2014, the Company recognized a $192,931 gain on sale of its MCREH property.

Net income for the three months ended August 31, 2014 was $160,006 as compared to net loss of $40,211 for the three months ended August 31, 2013. The $200,217 improvement in 2014 was due primarily to the $192,931 gain recognized on the June 19, 2014 sale of the MCREH property.

SIX MONTHS ENDED AUGUST 31, 2014 AS COMPARED TO AUGUST 31, 2013

For the six months ended August 31, 2014 and 2013, the Company had no franchise fees or advertising revenues as a result of the cancellation of the its seasons. Rental income decreased $9,951 from $23,892 in 2013 to $13,941 in 2014. The decrease in rental income was due to the June 19, 2014 sale of the MCREH property to two individuals affiliated with the Tenant.

Operating expenses decreased $24,308 from $78,798 for the six months ended August 31, 2013 to $54,490 for the six months ended August 31, 2014. The decrease in operating expenses was primarily due to the absence of salaries in 2014 ($19,990 in 2013) and the $3,464 decrease in professional fees.

Other income (expenses), net, was $188,029 in 2014 compared to ($8,799) in 2013. In 2014, the Company recognized a $192,931 gain on the sale of its MCREH property.

Net income for the six months ended August 31, 2014 was $147,480 as compared to net loss of $63,705 for the six months ended August 31, 2013. The $211,185 improvement in 2014 was due primarily to the $192,931 gain recognized on the June 19, 2014 sale of the MCREH property.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2,066,10 and a working capital deficit of $2,066,102 at August 31, 2014. The Company's statement of cash flows for the six months ended August 31, 2014 reflects cash used in operating activities of $99,232, which results primarily from the $40,549 loss from operations as well as the $57,598 decrease in accounts payable and accrued expenses. Cash provided by investing activities was $412,597 in 2014, which resulted from the June 19, 2014 sale of the MCREH property. Net cash used in financing activities was $294,629 in 2014, which resulted from the retirement of amounts due to related parties in connection with the sale of the MCREH property, compared to $96,404 provided by financing activities in 2013.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 6.	Exhibits.

31.1*	Certification of principal executive officer

31.2*	Certification of principal financial officer

32*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

*	Filed herewith.

SIGNATURES

ursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of October, 2014.

UNITED STATES BASKETBALL LEAGUE, INC.

By:	/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III
Chairman and President
(Principal executive officer)

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director
(Principal financial officer)

EXHIBIT INDEX

31.1*	Certification of principal executive officer

31.2*	Certification of principal financial officer

32*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

*	Filed herewith.

