Form 10-Q
period 2014-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2015-01-14
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of January 14, 2015, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2014	February 28, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,320	$10,978
Prepaid expenses	-	3,409
Total current assets	4,320	14,387

PROPERTY, NET of accumulated depreciation of $0 and $55,766, respectively	-	221,234
Total assets	$4,320	$235,621

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$120,785	$176,232
Credit card obligations	8,473	11,655
Due to related parties	1,964,677	2,261,316

Total current liabilities	2,093,935	2,449,203
Total Liabilities	2,093,935	2,449,203
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,773,598)	(4,897,565)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total stockholders’ deficiency	(2,089,615)	(2,213,582)

Total liabilities and stockholders’ deficiency	$4,320	$235,621

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
REVENUES:
Rental income	$-	$11,946	$13,941	$35,838

OPERATING EXPENSES:
Officers’ compensation	8,000	-	8,000	-
Professional fees	7,956	11,851	33,352	41,762
Salaries	-	42	-	20,032
Transfer agent and EDGAR agent fees	3,821	5,613	15,802	15,117
Rent	3,000	3,000	9,000	9,000
Travel and promotion	(949)	(356)	429	3,336
Depreciation	-	1,298	1,568	3,894
Other	1,258	6,636	9,425	13,741
Total operating expenses	23,086	28,084	77,576	106,882

Loss from operations	(23,086)	(16,138)	(63,635)	(71,044)

OTHER INCOME (EXPENSES):
Gain of sale of property	-	-	192,931	-
Net gain from marketable equity securities	-	-	-	2,239
Interest expense	(427)	(5,002)	(5,329)	(16,040)

Total other income (expenses), net	(427)	(5,002)	187,602	(13,801)

NET INCOME (LOSS)	$(23,513)	$(21,140)	$123,967	$(84,845)

Earnings (loss) per common share:
Basic	$(.01)	$(.01)	$.04	$(.02)
Diluted	$(.01)	$(.01)	$.03	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	4,618,206	3,512,527

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficiency

Nine Months Ended November 30, 2014

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2014	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,897,565)	39,975	$(42,454)	$(2,213,582)

Net income	-	-	-	-	-	123,967	-	-	123,967

Balance, November 30, 2014	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,773,598)	39,975	$(42,454)	$(2,089,615)

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30, 2014	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$123,967	$(84,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property	(192,931)	-
Depreciation	1,568	3,894
Changes in operating assets and liabilities:
Marketable equity securities	-	4,106
Prepaid expenses	3,409	-
Accounts payable and accrued expenses	(55,447)	(6,054)
Credit card obligations	(3,182)	(34,014)

Net cash used in operating activities	(122,616)	(116,913)

CASH FLOWS FROM INVESTING ACTIVITES:

Proceeds from sale of property	412,597	-
Net cash provided by investing activities	412,597	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease (increase) in due from related parties	-	35,450
Increase (decrease) in due to related parties	(296,639)	87,559

Net cash provided by (used in) financing activities	(296,639)	123,009

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,658)	6,096

CASH AND CASH EQUIVALENTS, beginning of period	10,978	11,642

CASH AND CASH EQUIVALENTS, end of period	$4,320	$17,738
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$66,607	$10,962
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2014

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

On October 30, 2014, USBL dissolved its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”). MCREH owned a commercial building in Milford, Connecticut until June 19, 2014 (see Note 4).

At November 30, 2014, USBL and its wholly owned subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH” and collectively with USBL, the “Company”) had negative working capital of $2,089,615, a stockholders’ deficiency of $2,089,615 and accumulated losses of $4,773,598. These factors, as well as the Company’s reliance on related parties (see Notes 6 and 8), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the USBL be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the nine-month period ended November 30, 2014 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2015. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 29, 2014.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the three months ended November 30, 2014 and 2013 and for the nine months ended November 30, 2014 and 2013 was $0, $0, $0, and $(2,059), respectively.

Depreciation expense – Until the sale of the property on June 19, 2014, depreciation was computed using the straight-line method over the buildings estimated useful life (30 years).

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $980,000 at February 28, 2014) attributable to the USBL net operating loss carryforward.

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

USBL and MCREH file consolidated Federal and combined separate Connecticut income tax returns. The last returns filed were for the year ended December 31, 2013.

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2014 and 2013 and none are outstanding at November 30, 2014.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three months ended November 30, 2014 and for the three and nine months ended November 30, 2013 as the result would have been antidilutive.

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

For the nine months ended November 30, 2013 (unaudited), net gain (loss) from marketable equity securities consisted of:

2013

Realized net gain (loss)	$4,298
Unrealized net gain (loss)	(2,059)

Net gain (loss)	$2,239

4.	Property, Net

At February 28, 2014, property, net, consists of:

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

On June 19, 2014, the property was sold to two individuals affiliated with the Tenant for $420,000 cash. The gain on sale of property was $192,931, as follows:

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

6.	Due to Related Parties

Due to related parties consist of:

	November 30, 2014	February 28, 2014
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,178,289	$1,239,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	525,411	527,041
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL, non-interest bearing, due on demand	-	20,000
USBL loans to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	-	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	-	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	-	70,000
MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	-	70,000
MCREH loan payable to president of Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”) non-interest bearing, due on demand	163,377	162,386
Total	1,964,677	2,261,316
Less current portion	(1,964,677)	(2,261,316)

Non current portion	$-	$-

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

On June 30, 2014, MCREH paid legal fees on behalf of MCI of $10,000, which was charged against the loan payable to MCI.

For the nine months ended November 30, 2014 and 2013, interest due under the USBL loans were waived by the respective lenders.

At November 30, 2014 and February 28, 2014, accounts payable and accrued expenses included accrued interest payable on MCREH notes payable to related parties totaling $13,562 and $77,887, respectively.

7.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

8.	Related Party Transactions

For the three months ended November 30, 2014 and 2013 and for the nine months ended November 30, 2014 and 2013, USBL included in other operating expenses, rent incurred to Genvest, LLC totaling $3,000, $3,000, $9,000 and $9,000, respectively.

9.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At November 30, 2014 and February 28, 2014, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $81,000 and $72,000, respectively.

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

THREE MONTHS ENDED NOVEMBER 30, 2014 AS COMPARED TO NOVEMBER 30, 2013

For the three months ended November 30, 2014 and 2013, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental income decreased $11,946 from $11,946 in 2013 to $0 in 2014. The decrease in rental income was due to the June 19, 2014 sale of the MCREH property to two individuals affiliated with the tenant.

Operating expenses decreased $4,998 from $28,084 for the three months ended November 30, 2013 to $23,086 for the three months ended November 30, 2014. The decrease in operating expenses was primarily due to the $3,895 decrease in professional fees, the $1,792 decrease in transfer agent and EDGAR agent fees, the $1,298 decrease in depreciation, and the $5,378 decrease in other operating expenses, offset by the $8,000 increase in officers’ compensation.

Other income (expenses), net, was ($427) in 2014 compared to ($5,002) in 2013.

Net loss for the three months ended November 30, 2014 was $23,513 as compared to net loss of $21,140 for the three months ended November 30, 2013. The $2,373 increase in 2014 was due primarily to the $11,946 decrease in rental income offset by the $4,998 decrease in operating expenses and the $4,575 decrease in other expenses, net.

NINE MONTHS ENDED NOVEMBER 30, 2014 AS COMPARED TO NOVEMBER 30, 2013

For the nine months ended November 30, 2014 and 2013, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental revenues decreased $21,897 from $35,838 in 2013 to $13,941 in 2014. The decrease in rental income was due to the June 19, 2014 sale of the MCREH property to two individuals affiliated with the Tenant.

Operating expenses decreased $29,306 from $106,882 for the nine months ended November 30, 2013 to $77,576 for the nine months ended November 30, 2014. The decrease in operating expenses was primarily due to the absence of salaries in 2014 ($20,032 in 2013), and the $8,410 decrease in professional fees.

Other income (expenses), net was $187,602 in 2014 compared to ($13,801) in 2013. In 2014, the Company recognized a $192,931 gain on the sale of its MCREH property.

Net income for the nine months ended November 30, 2014 was $123,967 as compared to net loss of $84,845 for the nine months ended November 30, 2013. The $208,812 improvement in 2014 was due primarily to the $192,931 gain recognized on the June 19, 2014 sale of the MCREH property.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $4,320 and a working capital deficit of $2,089,615 at November 30, 2014. The Company's statement of cash flows for the nine months ended November 30, 2014 reflects cash used in operating activities of $122,616, which results primarily from the $63,635 loss from operations as well as the $55,447 decrease in accounts payable and accrued expenses. Cash provided by investing activities was $412,597 in 2014, which resulted from the June 19, 2014 sale of the MCREH property. Net cash used in financing activities was $296,639 in 2014, which resulted from the retirement of amounts due to related parties in connection with the sale of the MCREH property, compared to $123,009 provided by financing activities in 2013.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of January, 2015.

UNITED STATES BASKETBALL LEAGUE,
INC.

By:	/s/ Daniel T. Meisenheimer III
Daniel T. Meisenheimer III
Chairman and President
(Principal executive officer)

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director
(Principal financial officer)

EXHIBIT INDEX

31.1*	Certification of President (principal executive officer)

31.2*	Certification of Chief Financial Officer (principal financial officer)

32*	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

*	Filed herewith

