Form 10-K
period 2015-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2015-06-11
CIK 764630

SECURITIES AND EXCHANGE COMMISSION

450 FIFTH STREET, N.W.

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended February 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒   No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $85,619 as of August 31, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of May 29, 2015.

Documents Incorporated By Reference: None.

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

Since the inception of our League, we have been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, we have sold a total of approximately 40 active franchises (teams), a vast majority of which were terminated for non- payment of their respective franchise obligations. All seasons since 2008 have been canceled. At the present time we do not have any definitive plans as to the scheduling of a new season.

We are currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

c)	Employees

We currently have one part-time employee. This employee is currently engaged primarily to respond to inquiries for information from potential strategic parties.

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

Meisenheimer Capital Real Estate Holdings Inc. (“MCRE”), our wholly owned subsidiary, owned the property at 46 Quirk Road, Milford, Connecticut, the former location of our corporate offices. Such property consisted of three-quarters of an acre of real property and an office building of approximately 6,000 square feet.

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

On June 19, 2014, the property was sold to two individuals affiliated with the Tenant for $420,000 cash. The gain on sale of the property was $192,931.

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

Part II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol “USBL”. The following is the range of high and low closing prices for the Common Stock for each quarter for the Company’s fiscal years ended February 28, 2014 and February 28, 2015.

	Fiscal 2014
	Closing Price

	High	Low
First Quarter Ended 5/31/13	$0.15	$0.15
Second Quarter Ended 8/31/13	$0.15	$0.05
Third Quarter Ended 11/30/13	$0.05	$0.05
Fourth Quarter Ended 2/28/14	$0.04	$0.03

	Fiscal 2015
	Closing Price

	High	Low
First Quarter Ended 5/31/14	$1.25	$0.03
Second Quarter Ended 8/31/14	$0.80	$0.12
Third Quarter Ended 11/30/14	$0.58	$0.03
Fourth Quarter Ended 2/28/15	$0.53	$0.06

The foregoing range of high-low closing prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by qualified inter-dealer quotation medium.

Approximately 700,000 shares of our Common Stock are held by nonaffiliates as of May 29, 2015. The shares held by members of the public were issued by us in connection with a private placement over ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

We have not paid any dividends and do not anticipate paying dividends in the future.

Our Preferred Stock is held by our officers and directors and affiliates. No member of the public holds any Preferred Stock.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

It is anticipated that the Company will operate at a loss for the next twelve months. The Company anticipates continued reliance on financial assistance from affiliates. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire sales and promotional personnel or schedule a season. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and one other employee for all marketing efforts. Their efforts have not resulted in any franchises.

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

Fiscal Year 2015 Compared To Fiscal Year 2014

For the years ended February 28, 2015 ("Fiscal 2015") and February 28, 2014 (“Fiscal 2014”), the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental income decreased $33,843 from $47,784 in Fiscal 2014 to $13,941 in Fiscal 2015 as a result of the June 19, 2014 sale of the property located on Quirk Road in Milford, Connecticut owned by our subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”).

Operating expenses decreased $30,930 from $128,485 in Fiscal 2014 to $97,555 in Fiscal 2015. The decrease in operating expenses was primarily due to lower salaries ($18,200) as a result of the termination of our last employee during Fiscal 2014, and lower depreciation expense ($3,624) and other operating expenses relating to the MCREH property sold June 19, 2014.

Other income (expenses), net, improved $205,490 from ($18,244) in Fiscal 2014 to $187,246 in Fiscal 2015 primarily as a result of the $192,931 gain on sale of the MCREH property on June 19, 2014.

Net income (loss) improved $202,577 from ($98,945) in Fiscal 2014 to $103,632 in Fiscal 2015, due to improved other income (expenses), net ($205,490) and lower operating expenses ($30,930), offset partially by lower rental income ($33,843).

Liquidity and Capital Resources

The Company had a working capital deficit of $2,109,950 at February 28, 2015. The Company's statement of cash flows reflects net cash used in operating activities of $130,995, which is due primarily to the $83,614 loss from operations and the $42,379 decrease in accounts payable and accrued expenses. Net cash used in financing activities was $291,966, which is due to the net decrease in amounts due to related parties.

The Company expects it will again have to rely on affiliates for loans to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2016 season.

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

Based on their evaluation as of February 28, 2015, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2015.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2015. We believe that internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following persons served as our directors and executive officers for the fiscal year ended February 28, 2015. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position

Daniel T. Meisenheimer III	64	Chairman of the Board and President

Richard C. Meisenheimer	61	Chief Financial Officer and Director

Background of Executive Officers and Directors

Daniel T. Meisenheimer III (“Mr. Meisenheimer III”) has been Chairman of the Board and President of the Company since its inception in 1984. Mr. Meisenheimer III has also been the Chairman of the Board and President of MCI, USBL’s parent, since 1983, and Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”) a former subsidiary of USBL. Mr. Meisenheimer III is also a shareholder and director of Synercom, Inc. (“Synercom”), a Meisenheimer family-owned holding company which owns Spectrum Associates, Inc., a shareholder of USBL and which company has loaned funds to USBL and MCREH.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2015.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its principal executive officer, and principal financial officer. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item 11.	Executive Compensation.

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer and our Chief Financial Officer (only two officers) for the last two fiscal years ended February 28, 2015 and 2014:

	Fiscal			All other
Name and Principal Position	Year	Salary	Fees	Compensation	Total

Daniel T. Meisenhimer, III	2015	$-	$5,000	$-	$5,000
CEO and President	2014	-	-	-	-

Richard C. Meisenheimer	2015	-	$3,000	-	$3,000
CFO and Vice President	2014	-	-	-	-

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

The following table sets forth certain information as of May 29, 2015 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

	Amount and Nature of	Approximate
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class

Daniel T. Meisenheimer III (1)	235,360 Preferred Stock (1)	21.3%
c/o The United States Basketball League	429,500 Common Stock (1)	12.2%
183 Plains Road, Suite 2
Milford, CT 06461

Richard C. Meisenheimer(2)	142,285 Preferred Stock	21.1%
884 Robert Treat Ext.	40,000 Common Stock	1.3%
Orange, CT 06477

Meisenheimer Capital Inc.	140,000 Preferred Stock	12.7%
183 Plains Road, Suite 2	2,096,175 Common Stock	59.7%
Milford, CT 06461

Spectrum Associates, Inc. (3)	376,673 Preferred Stock	34.1%
183 Plains Road, Suite 2	228,857 Common Stock	6.5%
Milford, CT 06461

All Officers and Directors as a Group (2 persons)	469,007 Preferred Stock	25.9%
	474,000 Common Stock	13.2%

_________________________

* less than 1%

(1) Includes 20,000 shares of Preferred Stock and 100,000 shares of Common Stock held by Mr. Meisenheimer III for the benefit of his two children. Includes 91,362 shares of Preferred Stock and 4,500 shares of Common Stock in the name of Daniel T. Meisenheimer, Jr. who died in September, 1999, bequeathed his stock to his wife, Mary Ellen Meisenheimer, who died in August, 2008, who bequeathed her stock to her two children Daniel T. Meisenheimer, III and Richard C. Meisenheimer.

(2) Includes 91,362 shares of Preferred Stock and 4,500 shares of Common Stock in the name of Daniel T. Meisenheimer, Jr. who died in September, 1999, bequeathed his stock to his wife, Mary Ellen Meisenheimer, who died in August, 2008, who bequeathed her stock to her two children Daniel T. Meisenheimer, III and Richard C. Meisenheimer. Richard Meisenheimer, an officer and director of USBL, is also the President of Spectrum Associates, Inc., which owns both Preferred and Common Stock as set forth herein.

(3) Between the various members of the Meisenheimer family and their affiliates, Spectrum Associates, Inc. and MCI, the Meisenheimers effectively control 89% of the outstanding Preferred Stock and 80% of the outstanding Common Stock of USBL. No public shareholders own any Preferred Stock of USBL.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

a)	Loans

For many years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and their affiliated entities have made loans to us. As of February 28, 2015, USBL and MCREH were indebted to the principals or their affiliated entities in the sum of $1,969,350. Of the foregoing amount, Spectrum is owed the sum of $1,188,789 and the principals (D. Meisenheimer III and R. Meisenheimer) are owed $574,111.

b)	Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

We were billed $22,500 and $20,250 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 28, 2015 and February 28, 2014, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 28, 2015 or February 28, 2014 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 28, 2015 or February 28, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of June, 2015.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III
Chairman and President

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and Director

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

I have audited the accompanying consolidated balance sheets of United States Basketball League, Inc. and subsidiary (the “Company”) as of February 28, 2015 and February 28, 2014, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended February 28, 2015 and February 28, 2014. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2015 and February 28, 2014, and the results of its operations and cash flows for the years ended February 28, 2015 and February 28, 2014 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York

June 8, 2015

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

February 28, 2015 and February 28, 2014

	February 28, 2015	February 28, 2014
Assets

Current Assets:
Cash and cash equivalents	$614	$10,978
Prepaid expenses	-	3,409
Total Current Assets	614	14,387
Property, net of accumulated depreciation of $55,766 and 50,574, respectively at February 28, 2014	-	221,234
Total Assets	$614	$235,621

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$133,853	$176,232
Credit card obligations	7,361	11,655
Due to related parties	1,969,350	2,261,316
Total Current Liabilities	2,110,564	2,449,203
Non-current liabilities	-	-

Total Liabilities	2,110,564	2,449,203

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,552,502 and 3,552,502 shares issued, respectively	35,525	35,525
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,679,855	2,679,855
Deficit	(4,793,933)	(4,897,565)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficiency	(2,109,950)	(2,213,582)
Total Liabilities and Stockholders' Deficiency	$614	$235,621

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended February 28, 2015 and February 28, 2014	2015	2014

Revenues:
Rental income	$13,941	$47,784
Total revenues	13,941	47,784

Operating Expenses:
Officers’ compensation	8,000	-
Professional fees	40,766	49,118
Salaries	-	18,200
Transfer agent and EDGAR agent fees	24,120	22,620
Rent	12,000	12,000
Travel and promotion	461	3,421
Depreciation	1,568	5,192
Other	10,640	17,934
Total operating expenses	97,555	128,485

Loss from Operations	(83,614)	(80,701)

Other Income (Expenses):
Gain on sale of property	192,931	-
Net gain from marketable equity securities	-	2,239
Interest expense	(5,685)	(20,483)

Total other income (expenses) - net	187,246	(18,244)

Net income (loss)	$103,632	$(98,945)

Earnings (Loss) per Common Share:
Basic	$0.03	$(0.03)
Diluted	$0.02	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic	3,512,527	3,512,527
Diluted	4,618,206	3,512,527

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficiency

Years Ended February 28, 2015 and February 28, 2014

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Issued	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2013	3,522,502	$35,225	1,105,679	$11,057	$2,679,855	$(4,798,620)	39,975	$(42,454)	$(2,114,637)

Net Loss	-	-	-	-	-	(98,945)	-	-	(98,945)

Balance, February 28, 2014	3,552,502	35,525	1,105,679	11,057	2,679,855	(4,897,565)	39,975	(42,454)	(2,213,582)

Net Income	-	-	-	-	-	103,632	-	-	103,632

Balance, February 28, 2015	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,793,933)	39,975	$(42,454)	$(2,109,950)

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended February 28, 2015 and February 28 ,2014	2015	2014

Cash Flows from Operating Activities:

Net income (loss)	$103,632	$(98,945)
Adjustments to reconcile net to net cash (used in) operating activities:
Gain on sale of property	(192,931)	-
Depreciation	1,568	5,192

Changes in operating assets and liabilities:
Marketable equity securities	-	4,106
Prepaid expenses	3,409	(3,409)
Accounts payable and accrued expenses	(42,379)	(10,285)
Credit card obligations	(4,294)	(34,640)

Net cash used in operating activities	(130,995)	(137,981)

Cash Flows from Investing Activities:

Proceeds from sale of property	412,597	-
Net cash provided by investing activities	412,597	-

Cash Flows from Financing Activities:

Decrease in due from related party	-	35,450
Increase (decrease) in due to related parties	(291,966)	101,867
Net cash provided by (used in) financing activities	(291,966)	137,317

Net Increase (Decrease) in Cash and Cash Equivalents	(10,364)	(664)
Cash and Cash Equivalents, beginning of year	10,978	11,642
Cash and Cash Equivalents, end of year	$614	$10,978

Supplemental disclosures of cash flow information:
Interest paid	$66,963	$12,483
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”) was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL has primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. The 2008, 2009, 2010, 2011, 2012, 2013, 2014 and 2015 seasons have been cancelled. At the present time, USBL does not have any definitive plans as to the scheduling of a new season. USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

On October 30, 2014, USBL dissolved its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”). MCREH owned a commercial building in Milford, Connecticut until June 19, 2014 (see Note 3).

At February 28, 2015, USBL had negative working capital of $2,109,950 and accumulated losses of $4,793,933. These factors, as well as the Company’s reliance on related parties (see notes 4 and 6), raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Marketable equity securities – Marketable equity securities are recorded at fair value with unrealized gains and losses included in income. The Company classified its investment in marketable equity securities as trading securities. The change in net unrealized holding gain (loss) included in earnings for the years ended February 28, 2015 and February 28, 2014 was $0 and ($2,059), respectively.

Depreciation expense – Until the sale of the property on June 19, 2014, depreciation was computed using the straight-line method over the building's estimated useful life (30 years).

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $945,000 at February 28, 2015) attributable to the USBL net operating loss carryforward.

As of February 28, 2015, USBL had a net operating loss carryforward of approximately $2,700,000 available to offset future taxable income. The carryforward expires in varying amounts from 2019 to 2034. Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. No stock options were granted during the years ended February 28, 2015 and February 28, 2014 and none are outstanding at February 28, 2015.

Earnings (loss) per common share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the year ended February 28, 2014 as the result would have been antidilutive.

Comprehensive income - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

3.	Property, Net

At February 28, 2014, property, net, consisted of:

February 28,
2014
Land	$121,253
Building	155,747

Total	277,000

Less accumulated depreciation	(55,766)
Property, net	$221,234

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

On June 19, 2014, the property was sold to two individuals affiliated with the Tenant for $420,000 cash. The gain on sale of property was $192,931, as follows:

Sale Price	$420,000
Selling Costs	(7,403)
Net proceeds	412,597

Cost of property, net of accumulated depreciation of $57,334	(219,666)

Gain on sale of property	$192,931

4.	Due to Related Parties

Due to related parties consist of:

	February 28, 2015	February 28, 2014

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,184,289	$1,239,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	525,111	527,041
USBL loan payable to Genvest, LLC (“Genvest”), an entity controlled by the two officers of USBL, non-interest bearing, due on demand	-	20,000
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH notes payable to trusts for the benefit of the two officers of USBL, interest at 6%, due December 31, 2011	-	50,000
MCREH note payable to Spectrum, interest at 7%, due on demand, secured by MCREH property	-	25,000
MCREH note payable to president of USBL, interest at 7%, due on demand, secured by MCREH property	45,000	45,000
MCREH note payable to the two officers of USBL, interest at 7%, due on demand, secured by MCREH property	-	70,000
MCREH note payable to a trust for the benefit of the two officers of USBL, interest at 4%, due October 22, 2009, secured by MCREH property	-	70,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, inc. (“MCI”), non-interest bearing, due on demand	162,350	162,386
Total	1,969,350	2,261,316
Less current portion	(1,969,350)	(2,261,316)

Non current portion	$-	$-

On June 27, 2014, USBL repaid the $20,000 loan payable to Genvest and repaid $61,000 of the $1,239,289 loans payable to Spectrum at May 31, 2014.

On June 27, 2014, MCREH repaid the $50,000 notes payable to trusts for the benefit of the two officers of USBL (and $18,000 accrued interest thereon), repaid the $25,000 note payable to Spectrum, repaid the $70,000 note payable to the two officers of USBL (and $14,998 accrued interest thereon), and repaid the $70,000 note payable to a trust for the benefit of the two officers of USBL (and $32,694 accrued interest thereon).

On June 30, 2014, MCREH paid legal fees on behalf of MCI of $10,000, which was charged against the loan payable to MCI.

For the years ended February 28, 2015 and February 28, 2014, interest due under the USBL loans were waived by the respective lenders.

At February 28, 2015 and February 28, 2014, accounts payable and accrued expenses included accrued interest payable to related parties on MCREH notes payable totaling $13,562 and $77,887, respectively.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the years ended February 28, 2015 and February 28, 2014, USBL included in operating expenses rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $12,000 and $12,000, respectively.

7.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an entity controlled by the two officers of USBL. Improvements to the Company’s space were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At February 28, 2015 and February 28, 2014, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $84,000 and $72,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, 2012, 2013, 2014 and 2015 Seasons

USBL cancelled its seasons from 2008 to 2015. These cancellations may result in claims and legal actions from franchisees.

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