Form 10-Q
period 2015-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2015-07-14
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 14, 2015, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31, 2015	February 28, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333	$614
Prepaid expenses	-	-
Total current assets	333	614

Total assets	$333	$614

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$128,545	$133,853
Credit card obligations	7,285	7,361
Due to related parties	1,981,572	1,969,350

Total current liabilities	2,117,402	2,110,564

Non-current liabilities	-	-

Total Liabilities	2,117,402	2,110,564

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,801,052)	(4,793,933)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,117,069)	(2,109,950)

Total liabilities and stockholders’ deficiency	$333	$614

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	May 31, 2015	May 31, 2014

REVENUES:
Rental income	$-	$11,946
Total revenues	-	11,946

OPERATING EXPENSES:
Professional fees	-	8,454
Transfer agent and EDGAR agent fees	1,643	1,294
Rent	3,000	3,000
Travel and promotion	594	314
Depreciation	-	1,298
Other	1,552	5,698
Total operating expenses	6,789	20,058

Loss from operations	(6,789)	(8,112)

OTHER INCOME (EXPENSES):
Interest expense	(330)	(4,414)

Total other income (expenses) - net	(330)	(4,414)

NET LOSS	$(7,119)	$(12,526)

Earnings (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527
Diluted	3,512,527	3,512,527

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Issued	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2015	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,793,933)	39,975	$(42,454)	$(2,109,950)

Net loss (Unaudited)	-	-	-	-	-	(7,119)	-	-	(7,119)

Balance, May 31, 2015 (Unaudited)	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,801,052)	39,975	$(42,454)	$(2,117,069)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 31, 2015	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,119)	$(12,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,298
Change in operating assets and liabilities:
Prepaid expenses	-	2,557
Accounts payable and accrued expenses	(5,308)	(2,536)
Credit card obligations	(76)	(462)

Net cash used in operating activities	(12,503)	(11,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related parties	12,222	14,418

Net cash provided by financing activities	12,222	14,418

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	(281)	2,749

CASH AND CASH EQUIVALENTS, beginning of period	614	10,978

CASH AND CASH EQUIVALENTS, end of period	$333	$13,727
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$330	$3,047
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2015

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

At May 31, 2015, USBL had negative working capital of $2,117,069, and accumulated losses of $4,801,052. These factors, as well as the Company’s reliance on related parties (see Notes 4 and 6), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended May 31, 2015 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2016. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2015.

2.	Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of USBL and MCREH (to Ocotober 30, 2014). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximately $945,000 at February 28, 2015) attributable to the USBL net operating loss carryforward.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2015 and 2014 and none are outstanding at May 31, 2015.

Earnings (loss) per common share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three months ended May 31, 2015 and 2014 as the result would have been antidilutive.

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

3.	Property

From 2003 to June 19, 2014, MCREH owned a commercial building located in Milford, Connecticut. From January 1, 2012 to June 19, 2014, the property was leased to an unrelated entity (the “Tenant”).

On June 19, 2014, the property was sold to two individuals affiliated with the Tenant for $420,000 cash. The gain on sale of property was $192,931, as follows:

Sale Price	$420,000
Selling Costs	(7,403)
Net Proceeds	412,597

Cost of property, net of accumulated depreciation of $57,334	(219,666)

Gain on sale of property	$192,931

4.	Due to Related Parties

Due to related parties consisted of:

	May 31, 2015	February 28, 2015
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,198,789	$1,184,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	524,861	525,111
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”) non-interest bearing, due on demand	160,322	162,350
Total	1,981,572	1,969,350
Less current portion	(1,981,572)	(1,969,350)

Non current portion	$-	$-

For the three months ended May 31, 2015 and 2014, interest due under the USBL loans was waived by the respective lenders.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the three months ended May 31, 2015 and 2014, USBL included in other operating expenses rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $3,000 and $3,000, respectively.

7.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At May 31, 2015 and February 28, 2015, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $87,000 and $84,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, 2012, 2013, 2014 and 2015 Seasons

USBL cancelled its seasons from 2008 through 2015. These cancellations may result in claims and legal actions from franchisees.

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

THREE MONTHS ENDED MAY 31, 2015 AS COMPARED TO MAY 31, 2014

For the three months ended May 31, 2015 and 2014, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental income decreased $11,946 from $11,946 in 2014 to $0 in 2015 as a result of the June 19, 2014 sale of the MCREH property (see Note 3 to consolidated financial statements).

Operating expenses decreased $13,269 from $20,058 for the three months ended May 31, 2014 to $6,789 for the three months ended May 31, 2015. The decrease in operating expenses was primarily due to lower professional fees ($8,454), and lower other operating expenses as a result of the June 19, 2014 sale of the MCREH property ($4,146) in 2015.

Other expenses, net, decreased $4,084 from $4,414 in 2014 to $330 in 2015. The decrease was due to lower interest expense in 2015 primarily as a result of the $215,000 repayment of interest bearing notes payable to related parties in connection with the June 19, 2014 sale of the MCREH property.

Net loss for the three months ended May 31, 2015 was $7,119 as compared to net loss of $12,526 for the three months ended May 31, 2014. The $5,407 decrease in net loss was due to the $13,269 decrease in operating expenses in 2015 and the $4,084 decrease in interest expense in 2015, offset partially by the $11,946 decrease in rental income in 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $333 and a working capital deficit of $2,117,069 at May 31, 2015. The Company's statement of cash flows reflects cash used in operating activities of $12,503, which results primarily from the $7,119 net loss. Net cash provided by financing activities was $12,222 in 2015 compared to $14,418 in 2014.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of July, 2015.

UNITED STATES BASKETBALL LEAGUE, INC.

By:	/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer III
Chairman and President

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.:	Description:

31.1*	Certification of President (principal executive officer)

31.2*	Certification of Chief Financial Officer (principal financial officer)

32*	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

*	Filed herewith

