Form 10-Q
period 2015-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2015-09-29
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of September 29, 2015, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2015	February 28, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$83	$614
Total current assets	83	614

Total assets	$83	$614

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$160,120	$133,853
Credit card obligations	6,851	7,361
Due to related parties	1,995,072	1,969,350

Total current liabilities	2,162,043	2,110,564

Total liabilities	2,162,043	2,110,564

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,845,943)	(4,793,933)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,161,960)	(2,109,950)

Total liabilities and stockholders’ deficiency	$83	$614

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
REVENUES:
Rental income	$-	$1,995	$-	$13,941

OPERATING EXPENSES:
Professional fees	21,383	16,942	21,383	25,396
Transfer agent and EDGAR agent fees	9,927	10,687	11,570	11,981
Rent	3,000	3,000	6,000	6,000
Travel and promotion	(252)	1,064	342	1,378
Depreciation	-	270	-	1,568
Other	561	2,469	2,113	8,167
Total operating expenses	34,619	34,432	41,408	54,490

Loss from operations	(34,619)	(32,437)	(41,408)	(40,549)

OTHER INCOME (EXPENSES):
Gain on sale of property	-	192,931	-	192,931
Net gain (loss) from marketable equity securities	-	-	-	-
Interest expense	(881)	(488)	(1,211)	(4,902)

Total other income (expenses), net	(881)	192,443	(1,211)	188,029

Income (loss) before income taxes	(35,500)	160,006	(42,619)	147,480

Income taxes	(9,391)	-	(9,391)	-

NET INCOME (LOSS)	$(44,891)	$160,006	$(52,010)	$147,480

Earnings (loss) per common share:
Basic	$(.01)	$.05	$(.01)	$.04
Diluted	$(.01)	$.03	$(.01)	$.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	4,618,206	3,512,527	4,618,206

 see notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficiency

Six Months Ended August 31, 2015

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2015	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,793,933)	39,975	$(42,454)	$(2,109,950)

Net income (Unaudited)	-	-	-	-	-	(52,010)	-	-	(52,010)

Balance, August 31, 2015 (Unaudited)	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,845,943)	39,975	$(42,454)	$(2,161,960)

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2015	August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(52,010)	$147,480
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain of sale of property	-	(192,931)
Depreciation	-	1,568
Changes in operating assets and liabilities:
Prepaid expenses	-	3,409
Accounts payable and accrued expenses	26,267	(57,598)
Credit card obligations	(510)	(1,160)

Net cash used in operating activities	(26,253)	(99,232)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property	-	412,597

Net cash provided by investing activities	-	412,597

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related parties	25,722	(294,629)

Net cash provided by (used in) financing activities	25,722	(294,629)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(531)	18,736

CASH AND CASH EQUIVALENTS, beginning of period	614	10,978

CASH AND CASH EQUIVALENTS, end of period	$83	$29,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$648	$66,180
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2015

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

At August 31, 2015, USBL had negative working capital of $2,161,960, and accumulated losses of $4,445,943. These factors, as well as the Company’s reliance on related parties (see Notes 4 and 6), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2015 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2016. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2015.

2.	Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of USBL and MCREH (to October 30, 2014). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

USBL and MCREH filed consolidated Federal and combined separate Connecticut income tax returns. The last returns filed were for the year ended December 31, 2014.

At August 31, 2015, the Company recognized an income tax expense of $9,391 (and interest expense of $563) for the $9,954 amount due the State of Connecticut for the taxable year ended December 31, 2014. The tax is due to the MCREH gain on sale of the MCREH property on June 19, 2014 (see Note 3).

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2015 and 2014 and none are outstanding at August 31, 2015.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2015 as the result would have been antidilutive.

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

3.	Property, Net

From 2003 to June 19, 2014, MCREH owned a commercial building located in Milford, Connecticut. From January 1, 2012 to June 19, 2014, the property was leased to an unrelated entity (the “Tenant”).

On June 19, 2014, the property was sold to two individuals affiliated with the Tenant for $420,000 cash. The gain on sale of property was $192,931, as follows:

Sale Price	$420,000
Selling Costs	(7,403)
Net proceeds	412,597

Cost of property, net of accumulated depreciation of $57,334	(219,666)

Gain on sale of property	$192,931

4.	Due to Related Parties

Due to related parties consists of:

	August 31, 2015	February 28, 2015
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,212,789	$1,184,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	524,361	525,111
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100

MCREH note payable to president of USBL, interest at 7%,due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000

MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”), non-interest bearing, due on demand	160,322	162,350
Total	1,995,072	1,969,350
Less current portion	(1,995,072)	(1,969,350)

Non current portion	$-	$-

For the six months ended August 31, 2015 and 2014, interest due under the USBL loans was waived by the respective lenders.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the three months ended August 31, 2015 and 2014 and the six months ended August 31, 2015 and 2014, USBL included in other operating expenses, rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $3,000, $3,000, $6,000, and $6,000, respectively.

7.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At August 31, 2015 and February 28, 2015, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $90,000 and $84,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, 2012, 2013, 2014 and 2015 Seasons

USBL cancelled its seasons from 2008 through 2015. These cancellations may result in claims and legal actions from franchisees.

Litigation

On June 30, 2008, a legal action was commenced by Albany Patroons, Inc., a franchisee of USBL, against the Company in the United States District Court for the Northern District of New York. The complaint alleged breach of contract by USBL due to the suspension of the 2008 season and sought total damages of $285,000. On September 5, 2008, the Company answered the complaint and asserted a counter-claim against plaintiff for breach of franchise agreement and/or memorandum of agreement. This action was discontinued and the parties agreed to proceed with binding arbitration. To date, plaintiff has not proceeded with binding arbitration. The Company believes that it has a meritorious defense to the action and does not expect the ultimate resolution of this matter to have a material adverse effect on its consolidated financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of financial condition and results of operations.

OVERVIEW

It is anticipated that the Company will continue to operate at a loss for the next twelve months. The Company anticipates continue reliance on financial assistance from affiliates. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire sales and promotional personnel or schedule a season. As a result, the Company is currently dependent on the efforts of Daniel Meisenheimer, III and one other employee for all marketing efforts. Their efforts have not resulted in any franchises.

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

THREE MONTHS ENDED AUGUST 31, 2015 AS COMPARED TO AUGUST 31, 2014

For the three months ended August 31, 2015 and 2014, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental income decreased $1,995 from $1,995 in 2014 to $0 in 2015 as a result of the June 19, 2014 sale of the MCREH property (see Note 3 to consolidated financials statements).

Operating expenses increased $187 from $34,432 for the three months ended August 31, 2014 to $34,619 for the three months ended August 31, 2015. The increase in operating expenses was primarily due to higher professional fees ($4,441) offset by lower other operating expenses in 2015.

Other income (expenses), net, was ($318) for the three months ended August 31, 2015 as compared to $192,443 for the six months ended August 31, 2014. In 2014, the Company recognized a $192,931 gain on the June 19, 2014 sale of the MCREH property.

Net loss for the three months ended August 31, 2015 was $44,891 as compared to net income of $160,006 for the three months ended August 31, 2014. The change was primarily due to the $192,931 gain on the June 19, 2014 sale of the MCREH property.

SIX MONTHS ENDED AUGUST 31, 2015 AS COMPARED TO AUGUST 31, 2014

For the six months ended August 31, 2015 and 2014, the Company had no franchise fees or advertising revenues as a result of the cancellation of the its seasons. Rental income decreased $13,941 from $13,941 in 2014 to $0 in 2015. The decrease in rental income was due to the June 19, 2014 sale of the MCREH property to two individuals affiliated with the Tenant.

Operating expenses decreased $13,082 from $54,490 for the six months ended August 31, 2014 to $41,408 for the six months ended August 31, 2015. The decrease in operating expenses was primarily due to decreases in professional fees ($4,013), travel and promotion ($1,036), depreciation ($1,568), and other operating expenses ($6,054).

Other income (expenses), net, was ($648) in 2015 compared to $188,029 in 2014. In 2014, the Company recognized a $192,931 gain on the sale of its MCREH property.

Net loss for the six months ended August 31, 2015 was $52,010 as compared to net income of $147,480 for the six months ended August 31, 2014. The change was due primarily to the $192,931 gain recognized on the June 19, 2014 sale of the MCREH property.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $83 and a working capital deficit of $2,161,960 at August 31, 2015. The Company's statement of cash flows for the six months ended August 31, 2015 reflects cash used in operating activities of $26,253, which results primarily from the $52,010 loss from operations offset by the $26,267 increase in accounts payable and accrued expenses. Cash provided by investing activities was $412,597 in 2014, which resulted from the June 19, 2014 sale of the MCREH property. Net cash used in financing activities was $294,629 in 2014, which resulted from the retirement of amounts due to related parties in connection with the sale of the MCREH property, compared to $25,722 provided by financing activities in 2015.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 29th day of September, 2015.

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

