Form 10-Q
period 2015-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2015-12-30
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of December 30, 2015, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2015	February 28, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$383	$614
Total current assets	383	614

Total assets	383	614

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$168,190	$133,853
Credit card obligations	5,991	7,361
Due to related parties	2,004,772	1,969,350

Total current liabilities	2,178,953	2,110,564

Total Liabilities	2,178,953	2,110,564

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,862,553)	(4,793,933)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total stockholders’ deficiency	(2,178,570)	(2,109,950)

Total liabilities and stockholders’ deficiency	$383	$614

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
REVENUES:
Rental income	$-	$-	$-	$13,941

OPERATING EXPENSES:
Officers’ compensation	-	8,000	-	8,000
Professional fees	10,279	7,956	31,662	33.352
Transfer agent and EDGAR agent fees	2,243	3,821	13,813	15,802
Rent	3,000	3,000	9,000	9,000
Travel and promotion	(49)	(949)	293	429
Depreciation	-	-	-	1,568
Other	823	1,258	2,936	9,425
Total operating expenses	16,296	23,086	57,704	77,576

Loss from operations	(16,296)	(23,086)	(57,704)	(63,635)

OTHER INCOME (EXPENSES):

Gain of sale of property	-	-	-	192,931
Net gain from marketable equity securities	-	-	-	-
Interest expense	(314)	(427)	(1,525)	(5,329)

Total other income (expenses), net	(314)	(427)	(1,525)	187,602

Income (loss) before income taxes	(16,610)	(23,513)	(59,229)	123,967
Income Taxes	-	-	(9,391)	-

NET INCOME (LOSS)	$(16,610)	$(23,513)	$(68,620)	$123,967

Earnings (loss) per common share:
Basic	$(.01)	$(.01)	$(.02)	$.04
Diluted	$(.01)	$(.01)	$(.02)	$.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	4,618,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficiency

Nine Months Ended November 30, 2015

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2015	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,793,933)	39,975	$(42,454)	$(2,109,950)

Net loss	-	-	-	-	-	(68,620)	-	-	(68,620)

Balance, November 30, 2015	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,862,553))	39,975	$(42,454)	$(2,178,570)

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30, 2015	November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(68,620)	$123,967
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property	-	(192,931)
Depreciation	-	1,568
Changes in operating assets and liabilities:
Marketable equity securities	-	-
Prepaid expenses	-	3,409
Accounts payable and accrued expenses	34,337	(55,447)
Credit card obligations	(1,370)	(3,182)

Net cash used in operating activities	(35,653)	(122,616)

CASH FLOWS FROM INVESTING ACTIVITES:

Proceeds from sale of property	-	412,597
Net cash provided by investing activities	-	412,597

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in due to related parties	35,422	(296,639)

Net cash provided by (used in) financing activities	35,422	(296,639)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(231)	(6,658)

CASH AND CASH EQUIVALENTS, beginning of period	614	10,978

CASH AND CASH EQUIVALENTS, end of period	$383	$4,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,525	$66,607
Income tax paid	$2,000	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2015

(Unaudited)

1.	Description of Business and Basis of Presentation:

United States Basketball League, Inc. (“USBL”), was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL has primarily engaged in selling franchises and managing the League from 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. The 2008, 2009, 2010, 2011, 2012, 2013, 2014, and 2015 seasons have been cancelled. At the present time, USBL does not have any definitive plans as to the scheduling of a new season. USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

On October 30, 2014, USBL dissolved its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”). MCREH owned a commercial building in Milford, Connecticut until June 19, 2014 (see Note 3).

At November 30, 2015, USBL had negative working capital of $2,178,570, and accumulated losses of $4,862,553. These factors, as well as the Company’s reliance on related parties (see Notes 4 and 6), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the nine-month period ended November 30, 2015 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2016. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 28, 2015.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2015 and 2014 and none are outstanding at November 30, 2015.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and nine months ended November 30, 2015 and for the three months ended November 30, 2014 as the result would have been antidilutive.

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

On June 19, 2014, the property was sold to two individuals affiliated with the Tenant for $420,000 cash. The gain on sale of property was $192,931, as follows:

Sale Price	$420,000
Selling Costs	(7,403)
Net proceeds	412,597

Cost of property, net of accumulated depreciation of $57,334	(219,666)

Gain on sale of property	$192,931

4.	Due to Related Parties

Due to related parties consist of:

	November 30, 2015	February 28, 2015
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,222,789	$1,184,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	524,061	525,111

USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500

MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”) non-interest bearing, due on demand	160,322	162,350
Total	2,004,772	1,969,350
Less current portion	(2,004,772)	(1,969,350)

Non current portion	$-	$-

For the nine months ended November 30, 2015 and 2014, interest due under the USBL loans was waived by the respective lenders.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the three months ended November 30, 2015 and 2014 and for the nine months ended November 30, 2015 and 2014, USBL included in other operating expenses, rent incurred to Genvest, LLC totaling $3,000, $3,000, $9,000 and $9,000, respectively.

7.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At November 30, 2015 and February 28, 2015, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $93,000 and $84,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, 2012, 2013, 2014, and 2015 Seasons

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

THREE MONTHS ENDED NOVEMBER 30, 2015 AS COMPARED TO NOVEMBER 30, 2014

For the three months ended November 30, 2015 and 2014, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. There was no rental income due to the June 19, 2014 sale of the MCREH property to two individuals affiliated with the tenant.

Operating expenses decreased $6,790 from $23,086 for the three months ended November 30, 2014 to $16,296 for the three months ended November 30, 2015. The decrease in operating expenses was primarily due to the $8,000 decrease in officers’ compensation.

Other income (expenses), net, was ($314) in 2015 compared to ($427) in 2014.

Net loss for the three months ended November 30, 2015 was $16,610 as compared to net loss of $23,513 for the three months ended November 30, 2014. The $6,903 decrease in 2015 was due primarily to the $6,790 decrease in operating expenses.

NINE MONTHS ENDED NOVEMBER 30, 2015 AS COMPARED TO NOVEMBER 30, 2014

For the nine months ended November 30, 2015 and 2014, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental revenues decreased $13,941 from $13,941 in 2014 to $0 in 2015. The decrease in rental income was due to the June 19, 2014 sale of the MCREH property to two individuals affiliated with the Tenant.

Operating expenses decreased $19,872 from $77,576 for the nine months ended November 30, 2014 to $57,704 for the nine months ended November 30, 2015. The decrease in operating expenses was primarily due to the absence of officers compensation in 2015 ($8,000 in 2014), the $1,690 decrease in professional fees, the $1,989 decrease in transfer agent and EDGAR agent fees, and the $6,489 decrease in other operating expenses.

Other income (expenses), net was $(1,525) in 2015 compared to $187,602 in 2014. In 2014, the Company recognized a $192,931 gain on the sale of its MCREH property.

Net loss for the nine months ended November 30, 2015 was $68,620 as compared to net income of $123,967 for the nine months ended November 30, 2014. The $192,587 change was due primarily to the $192,931 gain recognized on the June 19, 2014 sale of the MCREH property.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $383 and a working capital deficit of $2,178,570 at November 30, 2015. The Company's statement of cash flows for the nine months ended November 30, 2015 reflects cash used in operating activities of $35,653, which results primarily from the $68,620 net loss offset by the $34,337 increase in accounts payable and accrued expenses. Net cash provided by financing activities was $35,422 in 2015.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of December, 2015.

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

