Form 10-K
period 2016-02-29
UNITED STATES BASKETBALL LEAGUE INC
filed 2016-04-07
CIK 764630

SECURITIES AND EXCHANGE COMMISSION

450 FIFTH STREET, N.W.

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $107,024 as of August 31, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of April 7, 2016.

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

Meisenheimer Capital Real Estate Holdings Inc. (“MCRE”), our former wholly owned subsidiary dissolved on October 30, 2014, owned the property at 46 Quirk Road, Milford, Connecticut, the former location of our corporate offices. Such property consisted of three-quarters of an acre of real property and an office building of approximately 6,000 square feet.

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

On June 30, 2008, a legal action was commenced by Albany Patroons, Inc., a franchisee of USBL, against the Company in the United States District Court for the Northern District of New York. The complaint alleges breach of contract by USBL due to the suspension of the 2008 season and seeks total damages of $285,000. On September 5, 2008, the Company answered the complaint and asserted a counter-claim against plaintiff for breach of franchise agreement and/or memorandum of agreement. This action was discontinued and the parties agreed to proceed with binding arbitration. To date, the plaintiff has not proceeded with binding arbitration. The Company believes that it has meritorious defense to the action and does not expect the ultimate resolution of this matter to have a material adverse effect on its consolidated financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our Common Stock trades on the Over-the-Counter Bulletin Board under the symbol “USBL”. The following is the range of high and low closing prices for the Common Stock for each quarter for the Company’s fiscal years ended February 28, 2015 and February 29, 2016.

	Fiscal 2015
	Closing Price

	High	Low
First Quarter Ended 5/31/14	$1.25	$0.03
Second Quarter Ended 8/31/14	$0.80	$0.12
Third Quarter Ended 11/30/14	$0.58	$0.03
Fourth Quarter Ended 2/28/15	$0.53	$0.06

	Fiscal 2016
	Closing Price

	High	Low
First Quarter Ended 5/31/15	$0.10	$0.05
Second Quarter Ended 8/31/15	$0.15	$0.05
Third Quarter Ended 11/30/15	$0.10	$0.05
Fourth Quarter Ended 2/29/16	$0.10	$0.05

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

Fiscal Year 2016 Compared To Fiscal Year 2015

For the years ended February 29, 2016 ("Fiscal 2016") and February 28, 2015 (“Fiscal 2015”), the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons. Rental income decreased $13,941 from $13,941 in Fiscal 2015 to $0 in Fiscal 2016 as a result of the June 19, 2014 sale of the property located on Quirk Road in Milford, Connecticut owned by our former subsidiary Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”).

Operating expenses decreased $16,121 from $97,555 in Fiscal 2015 to $81,434 in Fiscal 2016. The decrease in operating expenses was primarily due to lower officer’s compensation ($8,000) and lower professional fees ($5,555) in 2016 compared to 2015.

Other income (expenses), net, decreased $189,041 from $187,246 in Fiscal 2015 to $(1,795) in Fiscal 2016 primarily as a result of the $192,931 gain on sale of the MCREH property on June 19, 2014.

Net income (loss) decreased $186,861 from $103,632 in Fiscal 2015 to $(83,229) in Fiscal 2016, due to reduced other income (expenses), net ($189,041) and lower operating expenses ($16,121), offset partially by lower rental income ($13,941).

Liquidity and Capital Resources

The Company had a working capital deficit of $2,193,179 at February 29, 2016. The Company's statement of cash flows reflects net cash used in operating activities of $45,976, which is due primarily to the $83,229 net loss offset by the $38,646 increase in accounts payable and accrued expenses. Net cash provided by financing activities was $45,778, which is due to the net increase in amounts due to related parties.

The Company expects it will again have to rely on affiliates for loans to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2017 season.

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

Based on their evaluation as of February 29, 2016, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 29, 2016.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 29, 2016. We believe that internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following persons served as our directors and executive officers for the fiscal year ended February 29, 2016. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position

Daniel T. Meisenheimer III	65	Chairman of the Board and President

Richard C. Meisenheimer	62	Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2016.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its principal executive officer, and principal financial officer. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item 11.	Executive Compensation.

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer and our Chief Financial Officer (only two officers) for the last two fiscal years ended February 29, 2016 and 2015:

	Fiscal			All other
Name and Principal Position	Year	Salary	Fees	Compensation	Total

Daniel T. Meisenhimer, III	2016	-	-	-	-
CEO and President	2015	-	$5,000	-	$5,000

Richard C. Meisenheimer	2016	-	-	-	-
CFO and Vice President	2015	-	$3,000	-	$3,000

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

The following table sets forth certain information as of April 7, 2016 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

	Amount and Nature of	Approximate
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class

Daniel T. Meisenheimer III (1)	235,360 Preferred Stock (1)	21.3%
c/o The United States Basketball League	429,500 Common Stock (1)	12.2%
183 Plains Road, Suite 2
Milford, CT 06461

Richard C. Meisenheimer(2)	233,647 Preferred Stock	21.1%
884 Robert Treat Ext.	44,500 Common Stock	1.3%
Orange, CT 06477

Meisenheimer Capital Inc.	140,000 Preferred Stock	12.7%
183 Plains Road, Suite 2	2,096,175 Common Stock	59.7%
Milford, CT 06461

Spectrum Associates, Inc. (3)	376,673 Preferred Stock	34.1%
183 Plains Road, Suite 2	228,857 Common Stock	6.5%
Milford, CT 06461

All Officers and Directors as a Group (2 persons)	469,007 Preferred Stock	42.4%
	474,000 Common Stock	13.5%

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

For many years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and their affiliated entities have made loans to us. As of February 29, 2016, USBL and MCREH were indebted to the principals or their affiliated entities in the sum of $2,015,128. Of the foregoing amount, Spectrum is owed the sum of $1,237,789 and the principals (D. Meisenheimer III and R. Meisenheimer) are owed $572,917.

b)	Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

We were billed $19,750 and $22,500 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 29, 2016 and February 28, 2015, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 29, 2016 or February 28, 2015 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 29, 2016 or February 28, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April, 2016.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III
Chairman and President

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and Director

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

I have audited the accompanying consolidated balance sheets of United States Basketball League, Inc. and subsidiary (the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended February 29, 2016 and February 28, 2015. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2016 and February 28, 2015, and the results of its operations and cash flows for the years ended February 29, 2016 and February 28, 2015 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York

April 7, 2016

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Balance Sheets
February 29, 2016 and February 28, 2015

	February 29, 2016	February 28, 2015
Assets

Current Assets:
Cash and cash equivalents	$416	$614
Total Current Assets	416	614
Total Assets	$416	$614

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$172,499	$133,853
Credit card obligations	5,968	7,361
Due to related parties	2,015,128	1,969,350
Total Current Liabilities	2,193,595	2,110,564

Total Liabilities	2,193,595	2,110,564

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,552,502 and 3,552,502 shares issued, respectively	35,525	35,525
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,679,855	2,679,855
Deficit	(4,877,162)	(4,793,933)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficiency	(2,193,179)	(2,109,950)
Total Liabilities and Stockholders' Deficiency	$416	$614

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years Ended February 29, 2016 and February 28, 2015	2016	2015

Revenues:
Rental income	$-	$13,941
Total revenues	-	13,941

Operating Expenses:
Officers’ compensation	-	8,000
Professional fees	35,211	40,766
Transfer agent and EDGAR agent fees	20,914	24,120
Rent	12,000	12,000
Depreciation	-	1,568
Other	13,309	11,101
Total operating expenses	81,434	97,555

Loss from Operations	(81,434)	(83,614)

Other Income (Expenses):
Gain on sale of property	-	192,931
Interest expense	(1,795)	(5,685)

Total other income (expenses) - net	(1,795)	187,246

Net income (loss)	$(83,229)	$103,632

Earnings (Loss) per Common Share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.02

Weighted Average Number of Common Shares Outstanding:
Basic	3,512,527	3,512,527
Diluted	3,512,527	4,618,206

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficiency

Years Ended February 29, 2016 and February 28, 2015

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Issued	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2014	3,522,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,897,565)	39,975	$(42,454)	$(2,213,582)

Net Income	-	-	-	-	-	103,632	-	-	103,632

Balance, February 28, 2015	3,552,502	35,525	1,105,679	11,057	2,679,855	(4,793,933)	39,975	(42,454)	(2,109,950)

Net Loss	-	-	-	-	-	(83,229)	-	-	(83,229)

Balance, February 29, 2016	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,877,162)	39,975	$(42,454)	$(2,193,179)

See notes to consolidated financial statements

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended February 29, 2016 and February 28 ,2015

	2016	2015

Cash Flows from Operating Activities:

Net income (loss)	$(83,229)	$103,632
Adjustments to reconcile net to net cash (used in) operating activities:

Gain on sale of property	-	(192,931)
Depreciation	-	1,568

Changes in operating assets and liabilities:
Prepaid expenses	-	3,409
Accounts payable and accrued expenses	38,646	(42,379)
Credit card obligations	(1,393)	(4,294)

Net cash used in operating activities	(45,976)	(130,995)

Cash Flows from Investing Activities:

Proceeds from sale of property	-	412,597

Net cash provided by investing activities	-	412,597

Cash Flows from Financing Activities:

Increase (decrease) in due to related parties	45,778	(291,966)
Net cash provided by (used in) financing activities	45,778	(291,966)

Net Increase (Decrease) in Cash and Cash Equivalents	(198)	(10,364)
Cash and Cash Equivalents, beginning of year	614	10,978
Cash and Cash Equivalents, end of year	$416	$614

Supplemental disclosures of cash flow information:
Interest paid	$1,795	$66,963
Income tax paid	$-	$-

See notes to consolidated financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

1.	Description of Business and Basis of Presentation

United States Basketball League, Inc. (“USBL”) was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL has primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. The 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 seasons have been cancelled. At the present time, USBL does not have any definitive plans as to the scheduling of a new season. USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

On October 30, 2014, USBL dissolved its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”). MCREH owned a commercial building in Milford, Connecticut until June 19, 2014 (see Note 3).

At February 29, 2016, USBL had negative working capital of $2,193,179 and accumulated losses of $4,877,162. These factors, as well as the Company’s reliance on related parties (see notes 4 and 6), raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should USBL be unable to continue as a going concern.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $1,015,000 at February 29, 2016) attributable to the USBL net operating loss carryforward.

As of February 29, 2016, USBL had a net operating loss carryforward of approximately $2,900,000 available to offset future taxable income. The carryforward expires in varying amounts from 2019 to 2035. Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

USBL and MCREH have filed consolidated Federal and combined separate Connecticut income tax returns. The last returns filed were for the year ended December 31, 2014.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. No stock options were granted during the years ended February 29, 2016 and February 28, 2015 and none are outstanding at February 29, 2016.

Earnings (loss) per common share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the year ended February 29, 2016 as the result would have been antidilutive.

Comprehensive income - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

3.	Gain on Sale of Proptery

At February 28, 2014, property, net, consisted of:

February 28,
2014
Land	$121,253
Building	155,747

Total	277,000

Less accumulated depreciation	(55,766)
Property, net	$221,234

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

On June 19, 2014, the property was sold to two individuals affiliated with the Tenant for $420,000 cash. The gain on sale of property was $192,931, as follows:

Sale Price	$420,000
Selling Costs	(7,403)
Net proceeds	412,597

Cost of property, net of accumulated depreciation of $57,334	(219,666)
Gain on sale of property	$192,931

4.	Due to Related Parties

Due to related parties consist of:

	February 29, 2016	February 28, 2015

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,233,289	$1,184,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	523,917	525,111
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	160,322	162,350

Total	$2,015,128	$1,969,350

For the years ended February 29, 2016 and February 28, 2015, interest due under the USBL loans were waived by the respective lenders. From June 19, 2014 to February 29, 2016, interest due under the $45,000 MCREH note payable was waived by the respective lender.

At February 29, 2016 and February 28, 2015, accounts payable and accrued expenses included accrued interest payable to related parties on MCREH notes payable totaling $13,562 and $13,562, respectively.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the years ended February 29, 2016 and February 28, 2015, USBL included in operating expenses rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $12,000 and $12,000, respectively.

7.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office from the MCREH building to a building owned by Genvest, LLC, an entity controlled by the two officers of USBL. Improvements to the Company’s space were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At February 29, 2016 and February 28, 2015, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $96,000 and $84,000, respectively.

Cancellation of 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 Seasons

USBL cancelled its seasons from 2008 to 2016. These cancellations may result in claims and legal actions from franchisees.

Litigation

On June 30, 2008, a legal action was commenced by Albany Patroons, Inc., a franchisee of USBL, against the Company in the United States District Court for the Northern District of New York. The complaint alleges breach of contract by USBL due to the suspension of the 2008 season and seeks total damages of $285,000. On September 5, 2008, the Company answered the complaint and asserted a counter-claim against plaintiff for breach of franchise agreement and/or memorandum of agreement. This action was discontinued and the parties agreed to proceed with binding arbitration. To date, the plaintiff has not proceeded with binding arbitration. The Company believes that it has a meritorious defense to the action and does not expect the ultimate resolution of this matter to have a material adverse effect on its consolidated financial condition or results of operations.

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