Form 10-Q
period 2016-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2016-10-14
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of September 30, 2016, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.                                                                       Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC.

BALANCE SHEETS

	August 31, 2016	February 29, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$289	$416
Total current assets	289	416

Total assets	$289	$416

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$182,293	$172,499
Credit card obligations	6,834	5,968
Due to related parties	2,043,044	2,015,128

Total current liabilities	2,232,171	2,193,595

Total liabilities	2,232,171	2,193,595

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,915,865)	(4,877,162)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,231,882)	(2,193,179)

Total liabilities and stockholders’ deficiency	$289	$416

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015

REVENUES:	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	4,521	21,383	17,378	21,383
Transfer agent and EDGAR agent fees	6,968	9,927	11,040	11,570
Rent	3,000	3,000	6,000	6,000
Travel and promotion	(39)	(252)	2,195	342
Depreciation	-	-	-	-
Other	821	561	1,450	2,113
Total operating expenses	15,271	34,619	38,063	41,408

Loss from operations	(15,271)	(34,619)	(38,063)	(41,408)

OTHER INCOME (EXPENSES):
Interest expense	(330)	(881)	(640)	(1,211)

Total other income (expenses), net	(330)	(881)	(640)	(1,211)

Loss before income taxes	(15,601)	(35,500)	(38,703)	(42,619)

Income taxes	-	(9,391)	-	(9,391)

NET LOSS	$(15,601)	$(44,891)	$(38,703)	$(52,010)

Earnings (loss) per common share:
Basic	$(.00)	$(.01)	$(.01)	$(.01)
Diluted	$(.00)	$(.01)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

see notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

Statement of Stockholders’ Deficiency

Six Months Ended August 31, 2016

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2016	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,877,162)	39,975	$(42,454)	$(2,193,179)
Net (loss) (Unaudited)	-	-	-	-	-	(38,703)	-	-	(38,703)
Balance, August 31, 2016 (Unaudited)	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,915,865)	39,975	$(42,454)	$(2,231,882)

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2016	August 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,703)	$(52,010)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,794	26,267
Credit card obligations	866	(510)

Net cash used in operating activities	(28,043)	(26,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related parties	27,916	25,722

Net cash provided by financing activities	27,916	25,722

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(127)	(531)

CASH AND CASH EQUIVALENTS, beginning of period	416	614

CASH AND CASH EQUIVALENTS, end of period	$289	$83

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$330	$648
Income tax paid	$4,290	$-

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2016

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

On October 30, 2014, USBL dissolved its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”). MCREH owned a commercial building in Milford, Connecticut until June 19, 2014.

At August 31, 2016, USBL had negative working capital of $2,231,882, and accumulated losses of $4,915,865. These factors, as well as the Company’s reliance on related parties (see Notes 3 and 4), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2016 may not necessarily be indicative of the results that may be expected for the year ending February 29, 2017. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 29, 2016.

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

USBL files Federal and Connecticut income tax returns using a December 31 fiscal year. The last returns were filed for the year ended December 31, 2015.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2016 and 2015 and none are outstanding at August 31, 2016.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2016 and 2015 as the result would have been antidilutive.

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

3.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	August 31, 2016	February 29, 2016
	(Unaudited)
Legal and accounting services’ vendors	$51,613	$44,985
Transfer agent and EDGAR agent	7,844	6,101
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	102,000	96,000
Connecticut income taxes	3,664	7,954
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	885	1,172

Total	$182,293	$172,499

4.	Due to Related Parties

Due to related parties consists of:

	August 31, 2016	February 29, 2016
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,258,289	$1,233,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	527,017	523,917
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100

MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000

MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”), non-interest bearing, due on demand	160,138	160,322
Total	2,043,044	2,015,128

For the six months ended August 31, 2016 and 2015, interest due under the related party loans was waived by the respective lenders.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the three months ended August 31, 2016 and 2015 and the six months ended August 31, 2016 and 2015, USBL included in other operating expenses, rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $3,000, $3,000, $6,000, and $6,000, respectively.

7.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At August 31, 2016 and February 29, 2016, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $102,000 and $96,000, respectively.

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

THREE MONTHS ENDED AUGUST 31, 2016 AS COMPARED TO AUGUST 31, 2015

For the three months ended August 31, 2016 and 2015, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2016.

Operating expenses decreased $19,348 from $34,619 for the three months ended August 31, 2015 to $15,271 for the three months ended August 31, 2016. The decrease in operating expenses was primarily due to lower professional fees ($16,862) in 2016 as compared to 2015. The February 29, 2016 Form 10-K was filed on April 7, 2016 whereas the February 28, 2015 Form 10-K was filed on June 11, 2015.

Other expenses, net, was $330 for the three months ended August 31, 2016 as compared to $881 for the three months ended August 31, 2015.

Net loss for the three months ended August 31, 2016 was $15,601 as compared to net loss of $44,891 for the three months ended August 31, 2015. The $29,290 decrease in net loss was due to the $19,348 decrease in operating expenses, the $551 decrease in other expenses, net, and the $9,391 decrease in income taxes.

SIX MONTHS ENDED AUGUST 31, 2016 AS COMPARED TO AUGUST 31, 2015

For the six months ended August 31, 2016 and 2015, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2016.

Operating expenses decreased $3,345 from $41,408 for the six months ended August 31, 2015 to $38,063 for the six months ended August 31, 2016. The decrease in operating expenses was primarily due to the $4,005 decrease in professional fees.

Other expenses, net, was $640 in 2016 compared to $1,211 in 2015.

Net loss for the six months ended August 31, 2016 was $38,703 as compared to net loss of $52,010 for the six months ended August 31, 2015. The $13,307 decrease in net loss was due to the $3,345 decrease in operating expenses, the $571 decrease in other expenses, net, and the $9,391 decrease in income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $289 and a working capital deficit of $2,231,882 at August 31, 2016. The Company's statement of cash flows for the six months ended August 31, 2016 reflects cash used in operating activities of $28,043, which results primarily from the $38,703 net loss offset by the $9,794 increase in accounts payable and accrued expenses. Net cash provided by financing activities was $27,916 in 2016 compared to $25,722 in 2015.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of October, 2016.

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

