Form 10-Q
period 2016-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2017-08-04
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

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

Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 31, 2017, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC.

BALANCE SHEETS

	November 30, 2016	February 29, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$493	$416
Total current assets	493	416

Total assets	493	416

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$186,799	$172,499
Credit card obligations	6,694	5,968
Due to related parties	2,053,044	2,015,128

Total current liabilities	2,246,537	2,193,595

Total Liabilities	2,246,537	2,193,595

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,930,027)	(4,877,162)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total stockholders’ deficiency	(2,246,044)	(2,193,179)

Total liabilities and stockholders’ deficiency	$493	$416

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

REVENUES:
Rental income	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	6,600	10,279	23,978	31,662
Transfer agent and EDGAR agent fees	3,659	2,243	14,699	13,813
Rent	3,000	3,000	9,000	9,000
Travel and promotion	56	(49)	2,251	293
Other	542	823	1,992	2,936
Total operating expenses	13,857	16,296	51,920	57,704

Loss from operations	(13,857)	(16,296)	(51,920)	(57,704)

OTHER INCOME (EXPENSES):
Interest expense	(304)	(314)	(945)	(1,525)

Total other income (expenses), net	(304)	(314)	(945)	(1,525)

Income (loss) before income taxes	(14,161)	(16,610)	(52,865)	(59,229)
Income Taxes	-	-	-	(9,391)

NET INCOME (LOSS)	$(14,161)	$(16,610)	$(52,865)	$(68,620)

Earnings (loss) per common share:
Basic	$(.01)	$(.01)	$(.02)	$(.02)
Diluted	$(.01)	$(.01)	$(.02)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

Statement of Stockholders’ Deficiency

Nine Months Ended November 30, 2016

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 29, 2016	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,877,162)	39,975	$(42,454)	$(2,193,179)

Net loss	-	-	-	-	-	(52,865)	-	-	(52,865)

Balance, November 30, 2016	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,930,027)	39,975	$(42,454)	$(2,246,044)

See notes to financial statements

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30, 2016	November 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(52,865)	$(68,620)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	14,300	34,337
Credit card obligations	726	(1,370)

Net cash used in operating activities	(37,839)	(35,653)

CASH FLOWS FROM INVESTING ACTIVITES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in due to related parties	37,916	35,422

Net cash provided by (used in) financing activities	37,916	35,422

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77	(231)

CASH AND CASH EQUIVALENTS, beginning of period	416	614

CASH AND CASH EQUIVALENTS, end of period	$493	$383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$945	$1,525
Income tax paid	$4,290	$2,000

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2016

(Unaudited)

1.	Description of Business and Basis of Presentation:

United States Basketball League, Inc. (“USBL”), was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL has primarily engaged in selling franchises and managing the League from 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. The seasons from 2008 through 2017, inclusive, have been cancelled. At the present time, USBL does not have any definitive plans as to the scheduling of a new season. USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

On October 30, 2014, USBL dissolved its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”). MCREH owned a commercial building in Milford, Connecticut until June 19, 2014.

At November 30, 2016, USBL had negative working capital of $2,246,044, and accumulated losses of $4,930,027. These factors, as well as the Company’s reliance on related parties (see Notes 4 and 6), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the nine-month period ended November 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2017. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 29, 2016.

2.	Summary of Significant Accounting Policies:

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

USBL files Federal and Connecticut income tax returns using a December 31 fiscal year. The last returns filed were for the year ended December 31, 2015.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted during 2016 and 2015 and none are outstanding at November 30, 2016.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and nine months ended November 30, 2016 and 2015 as the result would have been antidilutive.

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

3.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	November 31, 2016	February 29, 2016
	(Unaudited)
Legal and accounting services’ vendors	$53,713	$44,985
Transfer agent and EDGAR agent	7,253	6,101
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	105,000	96,000
Connecticut income taxes	3,664	7,954
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	882	1,172

Total	$186,799	$172,499

4.	Due to Related Parties

Due to related parties consist of:

	November 30, 2016	February 29, 2016
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,267,289	$1,233,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	528,017	523,917
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”) non-interest bearing, due on demand	160,138	160,322
Total	2,053,044	2,015,128

For the nine months ended November 30, 2016 and 2015, interest due under the related party loans was waived by the respective lenders.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the three months ended November 30, 2016 and 2015 and for the nine months ended November 30, 2016 and 2015, USBL included in other operating expenses, rent incurred to Genvest, LLC totaling $3,000, $3,000, $9,000 and $9,000, respectively.

7.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At November 30, 2016 and February 28, 2016, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $105,000 and $96,000, respectively.

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

OVERVIEW

The Company anticipates continued reliance on financial assistance from affiliates. Given the current lack of capital, the Company has not been able to develop any new programs to revitalize the League, nor has it been able to hire sales and promotional personnel or schedule a season. As a result, the Company is currently dependent on the efforts of its officers for all marketing efforts. Their efforts have not resulted in any franchises.

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

THREE MONTHS ENDED NOVEMBER 30, 2016 AS COMPARED TO NOVEMBER 30, 2015

For the three months ended November 30, 2016 and 2015, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2016.

Operating expenses decreased $2,439 from $16,296 for the three months ended November 30, 2015 to $13,857 for the three months ended November 30, 2016. The decrease in operating expenses was primarily due to the $3,679 decrease in professional fees.

Other income (expenses), net, was ($304) in 2016 compared to ($314) in 2015.

Net loss for the three months ended November 30, 2016 was $14,161 as compared to net loss of $16,610 for the three months ended November 30, 2015. The $2,449 decrease in 2016 was due primarily to the $2,439 decrease in operating expenses.

NINE MONTHS ENDED NOVEMBER 30, 2016 AS COMPARED TO NOVEMBER 30, 2015

For the nine months ended November 30, 2016 and 2015, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2016.

Operating expenses decreased $5,784 from $57,704 for the nine months ended November 30, 2015 to $51,920 for the nine months ended November 30, 2016. The decrease in operating expenses was primarily due to the $7,684 decrease in professional fees.

Net loss for the nine months ended November 30, 2016 was $52,865 as compared to net loss income of $68,620 for the nine months ended November 30, 2015. The $15,755 decrease in net loss was due to the $5,784 decrease in operating expenses, the $580 decrease in other expenses, net, and the $9,391 decrease in income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $493 and a working capital deficit of $2,246,044 at November 30, 2016. The Company's statement of cash flows for the nine months ended November 30, 2016 reflects cash used in operating activities of $37,839, which results primarily from the $52,685 net loss offset by the $14,300 increase in accounts payable and accrued expenses. Net cash provided by financing activities was $37,916 in 2016 compared to $35,422 in 2015.l

The Company expects it will continue to have to rely on affiliates for loans and revenues to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the USBL and the League to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company’s current financial condition, the Company’s ability to raise additional capital other than from affiliates is questionable. At the current time, the Company has no definitive plan as to how to raise additional capital and schedule a 2018 season.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of August, 2017.

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

