Form 10-Q
period 2017-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2018-02-28
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of February 28, 2018, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC.

BALANCE SHEETS

	August 31, 2017	February 28, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$949	$280
Total current assets	949	280

Total assets	$949	$280

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$202,315	$191,792
Credit card obligations	5,304	6,741
Due to related parties	2,063,879	2,056,044

Total current liabilities	2,271,498	2,254,577

Total liabilities	2,271,498	2,254,577

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,954,532)	(4,938,280)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,270,549)	(2,254,297)

Total liabilities and stockholders’ deficiency	$949	$280

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016

REVENUES:	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	2,500	4,521	3,550	17,378
Transfer agent and EDGAR agent fees	3,962	6,968	5,718	11,040
Rent	3,000	3,000	6,000	6,000
Travel and promotion	(12)	(39)	-	2,195
Depreciation	-	-	-	-
Other	96	821	521	1,450
Total operating expenses	9,546	15,271	15,789	38,063

Loss from operations	(9,546)	(15,271)	(15,789)	(38,063)

OTHER INCOME (EXPENSES):
Interest expense	(166)	(330)	(463)	(640)

Total other income (expenses), net	(166)	(330)	(463)	(640)

Loss before income taxes	(9,712)	(15,601)	(16,252)	(38,703)

Income taxes	-	-	-	-

NET LOSS	$(9,712)	$(15,601)	$(16,252)	$(38,703)

Earnings (loss) per common share:
Basic	$(.00)	$(.00)	$(.00)	$(.01)
Diluted	$(.00)	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

Statement of Stockholders’ Deficiency

Six Months Ended August 31, 2017

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2017	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,938,280)	39,975	$(42,454)	$(2,254,297)
Net (loss) (Unaudited)	-	-	-	-	-	(16,252)	-	-	(16,252)
Balance, August 31, 2017 (Unaudited)	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,954,532)	39,975	$(42,454)	$(2,270,549)

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2017	August 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,252)	$(38,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,523	9,794
Credit card obligations	(1,437)	866

Net cash used in operating activities	(7,166)	(28,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related parties	7,835	27,916

Net cash provided by financing activities	7,835	27,916

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	669	(127)

CASH, beginning of period	280	416

CASH, end of period	$949	$289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$463	$330
Income tax paid	$-	$4,290

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2017

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

At August 31, 2017, USBL had negative working capital of $2,270,549, and accumulated losses of $4,954,532. These factors, as well as the Company’s reliance on related parties (see Notes 3 and 4), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2017 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2018. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Form 10-K for the year ended February 28, 2017.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted for the periods presented and none are outstanding at August 31, 2017.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2017 and 2016 as the result would have been antidilutive.

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

3.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	August 31, 2017	February 28, 2017
	(Unaudited)
Legal and accounting services’ vendors	$55,630	$54,580
Transfer agent and EDGAR agent	11,986	8,143
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	114,000	108,000
Connecticut income taxes	3,664	3,664
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	748	1,118

Total	$202,315	$191,792

4.	Due to Related Parties

Due to related parties consists of:

	August 31, 2017	February 28, 2017
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,278,289	$1,270,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	528,017	528,017
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	44,100	44,100
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”), non-interest bearing, due on demand	159,973	160,138
Total	2,063,879	2,056,044

  For the six months ended August 31, 2017 and 2016, interest due under the related party loans was waived by the respective lenders.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the three months ended August 31, 2017 and 2016 and the six months ended August 31, 2017 and 2016, USBL included in operating expenses, rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $3,000, $3,000, $6,000, and $6,000, respectively.

7.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office to a building owned by Genvest LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At August 31, 2017 and February 28, 2017, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $114,000 and $108,000, respectively.

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

THREE MONTHS ENDED AUGUST 31, 2017 AS COMPARED TO AUGUST 31, 2016

For the three months ended August 31, 2017 and 2016, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2018.

Operating expenses decreased $5,725 from $15,271 for the three months ended August 31, 2016 to $9,546 for the three months ended August 31, 2017. The decrease in operating expenses was primarily due to lower professional fees ($2,021) and lower transfer agent and EDGAR agent fees ($3,006) in 2017 as compared to 2016.

Other expenses, net, was $166 for the three months ended August 31, 2017 as compared to $330 for the three months ended August 31, 2016.

Net loss for the three months ended August 31, 2017 was $9,712 as compared to net loss of $15,601 for the three months ended August 31, 2016. The $5,889 decrease in net loss was due to the $5,725 decrease in operating expenses and the $164 decrease in other expenses, net.

SIX MONTHS ENDED AUGUST 31, 2017 AS COMPARED TO AUGUST 31, 2016

For the six months ended August 31, 2017 and 2016, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2018.

Operating expenses decreased $22,274 from $38,063 for the six months ended August 31, 2016 to $15,789 for the six months ended August 31, 2017. The decrease in operating expenses was primarily due to lower professional fees ($13,828) and lower transfer agent and EDGAR agent fees ($5,322) in 2017 as compared to 2016. The February 29, 2016 Form 10-K was filed on April 7, 2016 whereas the February 28, 2017 Form 10-K was not filed until November 8, 2017.

Other expenses, net, was $463 in 2017 compared to $640 in 2016.

Net loss for the six months ended August 31, 2017 was $16,252 as compared to net loss of $38,703 for the six months ended August 31, 2016. The $22,451 decrease in net loss was due to the $22,274 decrease in operating expenses and the $177 decrease in other expenses, net.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $949 and a working capital deficit of $2,270,549 at August 31, 2017. The Company's statement of cash flows for the six months ended August 31, 2017 reflects cash used in operating activities of $7,166, which results primarily from the $16,252 net loss offset by the $10,523 increase in accounts payable and accrued expenses. Net cash provided by financing activities was $7,835 in 2017 compared to $27,916 in 2016.

The Company expects it will continue to have to rely on affiliates for loans to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for USBL and the League to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company’s current financial condition, the Company’s ability to raise additional capital other than from affiliates is questionable. At the current time, the Company has no definitive plan as to how to raise additional capital and schedule a 2019 season.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of February, 2018.

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

