Form 10-Q
period 2017-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2018-04-09
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging Growth Company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of April 9, 2018, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC.

BALANCE SHEETS

ASSETS	November 30, 2017	February 28, 2017
	(Unaudited)
CURRENT ASSETS:
Cash	$-	$280
Total current assets	-	280

Total assets	$-	$280

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$198,665	$191,792
Credit card obligations	5,069	6,741
Due to related parties	2,088,629	2,056,044

Total current liabilities	2,292,363	2,254,577

Total Liabilities	2,292,363	2,254,577

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(4,976,346)	(4,938,280)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total stockholders’ deficiency	(2,292,363)	(2,254,297)

Total liabilities and stockholders’ deficiency	$-	$280

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
REVENUES:
Rental income	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	12,545	6,600	16,095	23,978
Transfer agent and EDGAR agent fees	4,468	3,659	10,186	14,699
Rent	3,000	3,000	9,000	9,000
Travel and promotion	32	56	32	2,251
Other	1,536	542	2,057	1,992
Total operating expenses	21,581	13,857	37,370	51,920

Loss from operations	(21,581)	(13,857)	(37,370)	(51,920)

OTHER INCOME (EXPENSES):
Interest expense	(233)	(304)	(696)	(945)

Total other income (expenses), net	(233)	(304)	(696)	(945)

Income (loss) before income taxes	(21,814)	(14,161)	(38,066)	(52,865)
Income Taxes	-	-	-	-

NET INCOME (LOSS)	$(21,814)	$(14,161)	$(38,066)	$(52,865)

Earnings (loss) per common share:
Basic	$(.01)	$(.00)	$(.01)	$(.02)
Diluted	$(.01)	$(.00)	$(.01)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

Statement of Stockholders’ Deficiency

Nine Months Ended November 30, 2017

(Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2017	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,938,280)	39,975	$(42,454)	$(2,254,297)

Net loss	-	-	-	-	-	(38,066)	-	-	(38,066)

Balance, November 30, 2017	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,976,346)	39,975	$(42,454)	$(2,292,363)

See notes to financial statements

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30, 2017	November 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,066)	$(52,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,873	14,300
Credit card obligations	(1,672)	726

Net cash used in operating activities	(32,865)	(37,839)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in due to related parties	32,585	37,916

Net cash provided by financing activities	32,585	37,916

NET INCREASE (DECREASE) IN CASH	(280)	77

CASH, beginning of period	280	416

CASH, end of period	$-	$493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$696	$945
Income tax paid	$-	$4,290

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2017

(Unaudited)

1.	Description of Business and Basis of Presentation:

United States Basketball League, Inc. (“USBL”), was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL has been primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. The seasons from 2008 through 2018, inclusive, have been cancelled. At the present time, USBL does not have any definitive plans as to the scheduling of a new season. USBL is currently in the process of exploring certain strategic alternatives, including the possible sale of the League.

On October 30, 2014, USBL dissolved its wholly-owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”). MCREH owned a commercial building in Milford, Connecticut until June 19, 2014.

At November 30, 2017, USBL had negative working capital of $2,292,363, and accumulated losses of $4,976,346. These factors, as well as the Company’s reliance on related parties (see Notes 3, 4, and 6), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the nine-month period ended November 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2018. The notes to the consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Form 10-K for the year ended February 28, 2017.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted for the periods presented and none are outstanding at November 30, 2017.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and nine months ended November 30, 2017 and 2016 as the result would have been antidilutive.

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

3.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	November 30, 2017	February 28, 2017
	(Unaudited)
Legal and accounting services’ vendors	$50,425	$54,580
Transfer agent and EDGAR agent	14,204	8,143
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	117,000	108,000
Connecticut income taxes	-	3,664
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	749	1,118

Total	$198,665	$191,792

4.	Due to Related Parties

Due to related parties consist of:

	November 30, 2017	February 28, 2017
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,293,289	$1,270,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	534,017	528,017
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	47,850	44,100
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”) non-interest bearing, due on demand	159,973	160,138
Total	2,088,629	2,056,044

For the nine months ended November 30, 2017 and 2016, interest due under the related party loans was waived by the respective lenders.

5.	Stockholders’ Equity

Each share of common stock has one vote.  Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the three months ended November 30, 2017 and 2016 and for the nine months ended November 30, 2017 and 2016, USBL included in other operating expenses, rent incurred to Genvest, LLC totaling $3,000, $3,000, $9,000 and $9,000, respectively.

7.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At November 30, 2017 and February 28, 2017, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $117,000 and $108,000, respectively.

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

THREE MONTHS ENDED NOVEMBER 30, 2017 AS COMPARED TO NOVEMBER 30, 2016

For the three months ended November 30, 2017 and 2016, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2018.

Operating expenses increased $7,724 from $13,857 for the three months ended November 30, 2016 to $21,581 for the three months ended November 30, 2017. The increase in operating expenses was primarily due to higher professional fees ($5,945) in 2017 as compared to 2016. The February 28, 2017 Form 10-K was filed on November 8, 2017 whereas the February 29, 2016 was filed on April 7, 2016.

Other income (expenses), net, was ($233) in 2017 compared to ($304) in 2016.

Net loss for the three months ended November 30, 2017 was $21,814 as compared to net loss of $14,161 for the three months ended November 30, 2016. The $7,653 increase in 2017 was due primarily to the $7,724 increase in operating expenses.

NINE MONTHS ENDED NOVEMBER 30, 2017 AS COMPARED TO NOVEMBER 30, 2016

For the nine months ended November 30, 2017 and 2016, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2018.

Operating expenses decreased $14,550 from $51,920 for the nine months ended November 30, 2016 to $37,370 for the nine months ended November 30, 2017. The decrease in operating expenses was primarily due to lower professional fees ($7,883) and lower transfer agent and EDGAR agent fees ($4,513) in 2017 as compared to 2016. The August 31, 2016 Form 10-Q was filed on October 14, 2016 whereas the August 31, 2017 Form 10-Q was not filed until February 28, 2018.

Other expenses, net, was $696 in 2017 compare to $945 in 2016.

Net loss for the nine months ended November 30, 2017 was $38,066 as compared to net loss of $52,865 for the nine months ended November 30, 2016. The $14,799 decrease in net loss was due to the $14,550 decrease in operating expenses and the $249 decrease in other expenses, net.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $0 and a working capital deficit of $2,292,363 at November 30, 2017. The Company's statement of cash flows for the nine months ended November 30, 2017 reflects cash used in operating activities of $32,865, which results primarily from the $38,066 net loss offset by the $6,873 increase in accounts payable and accrued expenses. Net cash provided by financing activities was $32,585 in 2017 compared to $37,916 in 2016.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit No.:	Description:

31.1*	Certification of President (principal executive officer)

31.2*	Certification of Chief Financial Officer (principal financial officer)

32*	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*	XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Document
XBRL Taxonomy Extension Definitions Document
XBRL Taxonomy Extension Labels Document
XBRL Taxonomy Extension Presentations Document

*	Filed herewith
12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of April, 2018.

UNITED STATES BASKETBALL LEAGUE, INC.

By:	/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer III
Chairman and President
(Principal executive officer)

By:	/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director
(Principal financial officer)

EXHIBIT INDEX

31.1*	Certification of President (principal executive officer)

31.2*	Certification of Chief Financial Officer (principal financial officer)

32*	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE *	XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Document
XBRL Taxonomy Extension Definitions Document
XBRL Taxonomy Extension Labels Document
XBRL Taxonomy Extension Presentations Document

*	Filed herewith

