Form 10-K
period 2018-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2018-08-03
CIK 764630

SECURITIES AND EXCHANGE COMMISSION

450 FIFTH STREET, N.W.

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended February 28, 2018

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $36,000 as of August 31, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of August 3, 2018.

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

We Lack Sufficient Capital to Promote the League

In order for the League to become successful, we have to promote the League and schedule a season. Historically and up to the present time, we have lacked sufficient capital to develop a national promotion for the League and have been forced to cancel all seasons since 2008. Promotion will achieve two objectives: (i) create more fan interest, and (ii) franchise interest. Until such time that we can properly promote the League we do not anticipate any significant change in the overall fan interest, and consequently no significant change in sales of franchises or our ability to schedule a season. Attendance has been rather small and is not enough to support a team's operations. Without real promotional efforts, we do not anticipate any significant increase in franchises.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

The Company currently leases general office space located at 183 Plains Road, Suite 2, Milford, Connecticut from Genvest, LLC (related party).

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)          Our Common Stock is quoted on the OTC Markets under the symbol “USBL”. The following is the range of high and low closing prices for the Common Stock for each quarter for the Company’s fiscal years ended February 28, 2017 and February 28, 2018.

	Fiscal 2017
	Closing Price
	High	Low
First Quarter Ended 5/31/16	$0.21	$0.052
Second Quarter Ended 8/31/16	$0.131	$0.06
Third Quarter Ended 11/30/16	$0.51	$0.052
Fourth Quarter Ended 2/29/17	$0.615	$0.30

	Fiscal 2018
	Closing Price
	High	Low
First Quarter Ended 5/31/17	$0.35	$0.35
Second Quarter Ended 8/31/17	$0.35	$0.05
Third Quarter Ended 11/30/17	$0.305	$0.085
Fourth Quarter Ended 2/28/18	$0.30	$0.12

The foregoing range of high-low closing prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by qualified inter-dealer quotation medium.

Approximately 700,000 shares of our Common Stock are held by nonaffiliates as of August 3, 2018. The shares held by members of the public were issued by us in connection with a private placement over ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

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

Fiscal Year 2017 Compared To Fiscal Year 2016

For the years ended February 28, 2018 ("Fiscal 2018") and February 28, 2017 (“Fiscal 2017”), the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons since 2008

.

Operating expenses decreased $10,907 from $59,872 in Fiscal 2017 to $48,965 in Fiscal 2018. The decrease in operating expenses was primarily due to lower professional fees ($4,105) and lower transfer agent and EDGAR agent fees ($5,831) in 2018 compared to 2017.

Other expenses, net, increased $2,284 from $(1,246) in Fiscal 2017 to $(3,530) in Fiscal 2018.

Net loss decreased $8,623 from $(61,118) in Fiscal 2017 to $(52,495) in Fiscal 2018, due primarily to lower operating expenses of $10,907.

Liquidity and Capital Resources

The Company had a working capital deficit of $2,306,792 at February 28, 2018. The Company's Fiscal 2018 statement of cash flows reflects net cash used in operating activities of $38,035, which is due primarily to the $52,495 net loss offset by the $15,854 increase in accounts payable and accrued expenses. Net cash provided by financing activities was $38,085, which is due to the net increase in amounts due to related parties.

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

Based on their evaluation as of February 28, 2018, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2018.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2018. We believe that internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following persons served as our directors and executive officers for the fiscal year ended February 28, 2018. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position

Daniel T. Meisenheimer III	67	Chairman of the Board and President

Richard C. Meisenheimer	64	Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2018.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its principal executive officer, and principal financial officer. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item 11.	Executive Compensation.

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer and our Chief Financial Officer (only two officers) for the last two fiscal years ended February 28, 2018 and February 28, 2017:

	Fiscal			All other
Name and Principal Position	Year	Salary	Fees	Compensation	Total

Daniel T. Meisenhimer, III	2018	-	-	-	-
CEO and President	2017	-	-	-	-

Richard C. Meisenheimer	2018	-	-	-	-
CFO and Vice President	2017	-	-	-	-

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

The following table sets forth certain information as of August 3, 2018 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

	Amount and Nature of	Approximate
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class

Daniel T. Meisenheimer III (1)	235,360 Preferred Stock (1)	21.3%
c/o The United States Basketball League	429,500 Common Stock (1)	12.2%
183 Plains Road, Suite 2
Milford, CT 06461

Richard C. Meisenheimer(2)	233,647 Preferred Stock (2)	21.1%
884 Robert Treat Ext.	44,500 Common Stock (2)	1.3%
Orange, CT 06477

Meisenheimer Capital Inc.	140,000 Preferred Stock	12.7%
183 Plains Road, Suite 2	2,096,175 Common Stock	59.7%
Milford, CT 06461

Spectrum Associates, Inc. (3)	376,673 Preferred Stock	34.1%
183 Plains Road, Suite 2	228,857 Common Stock	6.5%
Milford, CT 06461

All Officers and Directors as a Group (2 persons)	469,007 Preferred Stock	42.4%
	474,000 Common Stock	13.5%

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

For many years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and their affiliated entities have made loans to us. As of February 28, 2018, USBL was indebted to the principals or their affiliated entities in the sum of $2,094,129. Of the foregoing amount, Spectrum was owed the sum of $1,302,289 and the principals (D. Meisenheimer III and R. Meisenheimer) and their other affiliates were owed $791,840.

b)	Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

We were billed $14,500 and $17,500 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 28, 2018 and February 28, 2017, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 28, 2018 or February 28, 2017 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 28, 2018 or February 28, 2017.

Pre-Approval Policies

Our Board of Directors has not adopted any blanket pre-approval policies. Instead, the Board will specifically pre-approve the provision for all audit or non-audit services.

Our Board of Directors approved all of the services provided by Mike Studer described in the preceding paragraphs.

PART VI

Item 15.	Exhibits and Financial Statement Schedules.

a)          The following financial statements of United States Basketball League, Inc. are included in this report immediately following the signature page:

1.	Financial Statements

•	Balance Sheets
•	Statements of Operations
•	Statements of Stockholders' Deficiency
•	Statements of Cash Flows
•	Notes to Financial Statements

2.	Index to Financial Statement Schedules

Schedules are omitted because they are either not required or the required information is provided in the financial statements or notes thereof.

3.	Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Exhibit
No.	Description

*3(i)	Certificate of Incorporation (May 29, 1984)

*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b	Amended Certificate of Incorporation (March 5, 1986)

*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d	Amended Certificate of Incorporation (June 30, 1995)

*3(i)e	Amended Certificate of Incorporation (January 12, 1996)

*3(i)f	Certificate of Renewal (June 23, 1995)

*3(i)g	Certificate of Renewal (May 22, 2000)

*3.9	By-Laws of USBL

*3.10	Amended By-Laws

+10.1	Standard Franchise Agreement of USBL

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

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

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III
Chairman and President
August 3, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer, III
Chairman and President
August 3, 2018

/s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and Director
August 3, 2018

UNITED STATES BASKETBALL LEAGUE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

Opinion on the Financial Statements

I have audited the accompanying balance sheets of United States Basketball League, Inc. (the “Company”) as of February 28, 2018 and 2017 and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of United States Basketball League, Inc. as of February 28, 2018 and 2017 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph – Going Concern

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

August 3, 2018

I have served as the Company’s auditor since 2005.

UNITED STATES BASKETBALL LEAGUE, INC.

Balance Sheets

February 28, 2018 and February 28, 2017

	February 28, 2018	February 28, 2017
Assets

Current Assets:
Cash	$330	$280
Total Current Assets	330	280
Total Assets	$330	$280

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$207,646	$191,792
Credit card obligations	5,347	6,741
Due to related parties	2,094,129	2,056,044
Total Current Liabilities	2,307,122	2,254,577

Total Liabilities	2,307,122	2,254,577

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,552,502 and 3,552,502 shares issued, respectively	35,525	35,525
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,679,855	2,679,855
Deficit	(4,990,775)	(4,938,280)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficiency	(2,306,792)	(2,254,297)
Total Liabilities and Stockholders' Deficiency	$330	$280

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

Statements of Operations

Years Ended February 28, 2018 and February 28, 2017	2018	2017

Revenues	$-	$-

Operating Expenses:
Professional fees	20,740	24,845
Transfer agent and EDGAR agent fees	14,699	20,530
Rent	12,000	12,000
Travel and advertising Other	1,526	2,497
Total operating expenses	48,965	59,872

Loss from Operations	(48,965)	(59,872)

Other Income (Expenses):
Interest expense	(3,530)	(1,246)

Total other income (expenses) - net	(3,530)	(1,246)

Net loss	$(52,495)	$(61,118)

Earnings (Loss) per Common Share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic	3,512,527	3,512,527
Diluted	3,512,527	3,512,527

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

Statements of Stockholders’ Deficiency

Years Ended February 28, 2018 and February 28, 2017

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Issued	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2016	3,522,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,877,162)	39,975	$(42,454)	$(2,193,179)

Net Loss	-	-	-	-	-	(61,118)	-	-	(61,118)

Balance, February 28, 2017	3,552,502	35,525	1,105,679	11,057	2,679,855	(4,938,280)	39,975	(42,454)	(2,254,297)

Net Loss	-	-	-	-	-	(52,495)	-	-	(52,495)

Balance, February 28, 2018	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,990,775)	39,975	$(42,454)	$(2,306,792)

See notes to financial statements

UNITED STATES BASKETBALL LEAGUE, INC.

Statements of Cash Flows

Years Ended February 28, 2018 and February 28 ,2017	2018	2017

Cash Flows from Operating Activities:

Net loss	$(52,495)	$(61,118)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	15,854	19,293
Credit card obligations	(1,394)	773

Net cash used in operating activities	(38,035)	(41,052)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:

Increase in due to related parties	38,085	40,916
Net cash provided by financing activities	38,085	40,916

Net Increase (decrease) in Cash	50	(136)
Cash, beginning of year	280	416
Cash, end of year	$330	$280

Supplemental disclosures of cash flow information:
Interest paid	$2,236	$1,246
Income tax paid	$3,664	$4,290

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2018 AND FEBRUARY 28, 2017

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

At February 28, 2018, USBL had negative working capital of $2,306,792 and accumulated losses of $4,990,775. These factors, as well as the Company’s reliance on related parties (see notes 3, 4 and 6), raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $630,000 and $1,015,000 at February 28, 2018 and February 28, 2017, respectively) attributable to the USBL net operating loss carryforward.

As of February 28, 2018, USBL had a net operating loss carryforward of approximately $3,000,000 available to offset future taxable income. The carryforward expires in varying amounts from 2019 to 2038. Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. No stock options were granted during the years ended February 28, 2018 and February 28, 2017 and none are outstanding at February 28, 2018.

Earnings (loss) per common share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the years ended February 28, 2018 and February 28, 2017 as the result would have been antidilutive.

Comprehensive income - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

3.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	February 28, 2018	February 28, 2017

Legal and accounting services’ vendors	$55,070	$54,580
Transfer agent and EDGAR agent	14,217	8,143
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	120,000	108,000
Connecticut income taxes	-	3,664
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	2,072	1,118

Total	$207,646	$191,792

4.	Due to Related Parties

Due to related parties consist of:

	February 28, 2018	February 28, 2017

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,297,789	$1,270,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	534,017	528,017
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	48,850	44,100
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	159,973	160,138

Total	$2,094,129	$2,056,044

For the years ended February 28, 2018 and February 28, 2017, interest due under the related party loans were waived by the respective lenders.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the years ended February 28, 2018 and February 28, 2017, USBL included in operating expenses rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $12,000 and $12,000, respectively.

7.	Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office to a building owned by Genvest, LLC, an entity controlled by the two officers of USBL. Improvements to the Company’s space were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At February 28, 2018 and February 28, 2017, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $120,000 and $108,000, respectively.

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