Form 10-Q
period 2018-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2018-10-10
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 5, 2018, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC.
BALANCE SHEETS

	August 31, 2018	February 28, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$282	$330
Total current assets	282	330

Total assets	$282	$330

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$212,202	$207,646
Credit card obligations	5,627	5,347
Due to related parties	2,125,879	2,094,129

Total current liabilities	2,343,708	2,307,122

Total liabilities	2,343,708	2,307,122

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(5,027,409)	(4,990,775)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,343,426)	(2,306,792)

Total liabilities and stockholders’ deficiency	$282	$330

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017

REVENUES:	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	10,400	2,500	17,625	3,550
Transfer agent and EDGAR agent fees	4,445	3,962	12,326	5,718
Rent	3,000	3,000	6,000	6,000
Travel and promotion	-	(12)	33	-
Other	139	96	475	521
Total operating expenses	17,984	9,546	36,459	15,789

Loss from operations	(17,984)	(9,546)	(36,459)	(15,789)

OTHER INCOME (EXPENSES):
Interest expense	-	(166)	(175)	(463)

Total other income (expenses), net	-	(166)	(175)	(463)

Loss before income taxes	(17,984)	(9,712)	(36,634)	(16,252)

Income taxes	-	-	-	-

NET LOSS	$(17,984)	$(9,712)	$(36,634)	$(16,252)

Earnings (loss) per common share:
Basic	$(.01)	$(.00)	$(.01)	$(.00)
Diluted	$(.01)	$(.00)	$(.01)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

see notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. Statement of Stockholders’ Deficiency Six Months Ended August 31, 2018 (Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2018	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,990,775)	39,975	$(42,454)	$(2,306,792)
Net (loss) (Unaudited)	-	-	-	-	-	(36,634)	-	-	(36,634)
Balance, August 31, 2018 (Unaudited)	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,027,409)	39,975	$(42,454)	$(2,343,426)

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 31, 2018	August 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,634)	$(16,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,556	10,523
Credit card obligations	280	(1,437)

Net cash used in operating activities	(31,798)	(7,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related parties	31,750	7,835

Net cash provided by financing activities	31,750	7,835

NET INCREASE (DECREASE) IN CASH	(48)	669

CASH, beginning of period	330	280

CASH, end of period	$282	$949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$173	$463
Income tax paid	$-	$-

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2018

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

At August 31, 2018, USBL had negative working capital of $2,343,426, and accumulated losses of $5,027,409. These factors, as well as the Company’s reliance on related parties (see Notes 3, 4, and 6), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2018 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2019. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Form 10-K for the year ended February 28, 2018.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted for the periods presented and none are outstanding at August 31, 2018.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2018 and 2017 as the result would have been antidilutive.

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

3.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	August 31, 2018	February 28, 2018
	(Unaudited)
Legal and accounting services’ vendors	$54,695	$55,070
Transfer agent and EDGAR agent	14,441	14,217
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	126,000	120,000
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	779	2,072

Total	$212,202	$207,646

4.	Due to Related Parties

Due to related parties consists of:

	August 31, 2018	February 28, 2018
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,308,289	$1,297,789
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	555,517	534,017
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	48,850	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”), non-interest bearing, due on demand	159,723	159,973
Total	2,125,879	2,094,129

For the six months ended August 31, 2018 and 2017, interest due under the related party loans was waived by the respective lenders.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the three months ended August 31, 2018 and 2017 and the six months ended August 31, 2018 and 2017, USBL included in operating expenses, rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $3,000, $3,000, $6,000, and $6,000, respectively.

7.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office to a building owned by Genvest LLC, an entity controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At August 31, 2018 and February 28, 2018, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $126,000 and $120,000, respectively.

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

THREE MONTHS ENDED AUGUST 31, 2018 AS COMPARED TO AUGUST 31, 2017

For the three months ended August 31, 2018 and 2017, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2018.

Operating expenses increased $8,438 from $9,546 for the three months ended August 31, 2017 to $17,984 for the three months ended August 31, 2018. The increase in operating expenses was primarily due to higher professional fees ($7,900) and higher transfer agent and EDGAR agent fees ($483) in 2018 as compared to 2017. In the three months ended August 31, 2018, there were charges relating to filings of one Form10-Q and one Form 10-K; in the three months ended August 31, 2017, there was one Form 10-Q filed.

Other expenses, net, was $0 for the three months ended August 31, 2018 as compared to $166 for the three months ended August 31, 2017.

Net loss for the three months ended August 31, 2018 was $17,984 as compared to net loss of $9,712 for the three months ended August 31, 2017. The $8,272 increase in net loss was due to the $8,438 increase in operating expenses and the $166 decrease in other expenses, net.

SIX MONTHS ENDED AUGUST 31, 2018 AS COMPARED TO AUGUST 31, 2017

For the six months ended August 31, 2018 and 2017, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2018.

Operating expenses increased $20,670 from $15,789 for the six months ended August 31, 2017 to $36,459 for the six months ended August 31, 2018. The increase in operating expenses was primarily due to higher professional fees ($14,075) and higher transfer agent and EDGAR agent fees ($6,608) in 2018 as compared to 2017. In the six months ended August 31, 2018, there were charges relating to filings on one Form 10-K and three Forms 10-Q; in the six months ended August 31, 2018, there was one Form 10-Q filed.

Other expenses, net, was $175 in 2018 compared to $463 in 2017.

Net loss for the six months ended August 31, 2018 was $36,634 as compared to net loss of $16,252 for the six months ended August 31, 2017. The $20,382 increase in net loss was due to the $20,670 increase in operating expenses and the $288 decrease in other expenses, net.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $282 and a working capital deficit of $2,343,426 at August 31, 2018. The Company's statement of cash flows for the six months ended August 31, 2018 reflects cash used in operating activities of $31,798, which results primarily from the $36,634 net loss offset by the $4,556 increase in accounts payable and accrued expenses. Net cash provided by financing activities was $31,750 in 2018 compared to $7,835 in 2017.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UNITED STATES BASKETBALL LEAGUE, INC.

Date:	October 10, 2018	By:	/s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer III
Chairman and President

Date:	October 10, 2018	By:	/s/ Richard C. Meisenheimer
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

