Form 10-Q
period 2018-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2019-03-11
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from to

Commission File Number 1-15913

UNITED STATES BASKETBALL LEAGUE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1120072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

183 Plains Road, Suite 2 Milford, Connecticut 06461

(Address of Principal Executive Offices)

(203) 877-9508

(Registrant’s Telephone Number, Including Area Code)

___________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed

Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of March 7, 2019, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

2

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC.
BALANCE SHEETS

ASSETS	November 30, 2018	February 28, 2018
	(Unaudited)
CURRENT ASSETS:
Cash	$55	$330
Total current assets	55	330

Total assets	$55	$330

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$223,856	$207,646
Credit card obligations	6,215	5,347
Due to related parties	2,131,379	2,094,129

Total current liabilities	2,361,450	2,307,122

Total Liabilities	2,361,450	2,307,122

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(5,045,378)	(4,990,775)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total stockholders’ deficiency	(2,361,395)	(2,306,792)

Total liabilities and stockholders’ deficiency	$55	$330

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

REVENUES:
	$—	$—	$—	$—

OPERATING EXPENSES:
Professional fees	10,749	12,545	28,374	16,095
Transfer agent and EDGAR agent fees	3,403	4,468	15,729	10,186
Rent	3,000	3,000	9,000	9,000
Travel and promotion	—	32	33	32
Other	229	1,536	704	2,057
Total operating expenses	17,381	21,581	53,840	37,370

Loss from operations	(17,381)	(21,581)	(53,840)	(37,370)

OTHER INCOME (EXPENSES):
Interest expense	(588)	(233)	(763)	(696)

Total other income (expenses), net	(588)	(233)	(763)	(696)

Income (loss) before income taxes	(17,969)	(21,814)	(54,603)	(38,066)
Income Taxes	—	—	—	—

NET INCOME (LOSS)	$(17,969)	$(21,814)	$(54,603)	$(38,066)

Earnings (loss) per common share:
Basic	$(.01)	$(.01)	$(.02)	$(.01)
Diluted	$(.01)	$(.01)	$(.02)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

See notes to financial statements.
5

UNITED STATES BASKETBALL LEAGUE, INC. Statement of Stockholders’ Deficiency Nine Months Ended November 30, 2018 (Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2018	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,990,775)	39,975	$(42,454)	$(2,306,792)

Net loss	—	—	—	—	—	(54,603)	—	—	(54,603)
Balance, November 30, 2018	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,045,378)	39,975	$(42,454)	$(2,361,395)

See notes to financial statements

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	November 30, 2018	November 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,603)	$(38,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	16,210	6,873
Credit card obligations	868	(1,672)

Net cash used in operating activities	(37,525)	(32,865)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in due to related parties	37,250	32,585

Net cash provided by financing activities	37,250	32,585

NET INCREASE (DECREASE) IN CASH	(275)	(280)

CASH, beginning of period	330	280

CASH, end of period	$55	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$763	$696
Income tax paid	$—	$—

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2018

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

At November 30, 2018, USBL had negative working capital of $2,361,395, and accumulated losses of $5,045,378. These factors, as well as the Company’s reliance on related parties (see Notes 3, 4, and 6), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the nine-month period ended November 30, 2018 may not necessarily be indicative of the results that may be expected for the year ending February 28, 2019. The notes to the consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Form 10-K for the year ended February 28, 2018.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $630,000 at February 28, 2018) attributable to the USBL net operating loss carryforward.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted for the periods presented and none are outstanding at November 30, 2018.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and nine months ended November 30, 2018 and 2017 as the result would have been antidilutive.

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

3.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	November 30, 2018	February 28, 2018
	(Unaudited)

Legal and accounting services’ vendors	$63,444	$55,070
Transfer agent and EDGAR agent	14,345	14,217
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	129,000	120,000
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	780	2,072

Total	$223,856	$207,646

4.       Due to Related Parties

Due to related parties consist of:
	November 30, 2018	February 28, 2018
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,311,289	$1,297,789
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	558,017	534,017
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	48,850	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”) non-interest bearing, due on demand	159,723	159,973
Total	$2,131,379	$2,094,129

For the nine months ended November 30, 2018 and 2017, interest due under the related party loans was waived by the respective lenders.

5.       Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.       Related Party Transactions

For the three months ended November 30, 2018 and 2017 and for the nine months ended November 30, 2018 and 2017, USBL included in other operating expenses, rent incurred to Genvest, LLC totaling $3,000, $3,000, $9,000 and $9,000, respectively.

7.       Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office to a building owned by Genvest, LLC, an organization controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At November 30, 2018 and February 28, 2018, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $129,000 and $120,000, respectively.

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

THREE MONTHS ENDED NOVEMBER 30, 2018 AS COMPARED TO NOVEMBER 30, 2017

For the three months ended November 30, 2018 and 2017, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2018.

Operating expenses decreased $4,200 from $21,581 for the three months ended November 30, 2017 to $17,381 for the three months ended November 30, 2018. The decrease in operating expenses was due to lower professional fees ($1,796), lower transfer agent and EDGAR agent fees ($1,065), lower travel and promotion ($32), and lower other operating expenses ($1,307). In the three months ended November 30, 2018, the Company made one periodic SEC filing: the August 31, 2018 Form 10-Q. In the three months ended November 30, 2017, the Company made one periodic SEC filing: the February 28, 2018 Form 10-K.

Other income (expenses), net, was ($588) in 2018 compared to ($233) in 2017.

Net loss for the three months ended November 30, 2018 was $17,969 as compared to net loss of $21,814 for the three months ended November 30, 2017. The $3,845 decrease in 2018 was due primarily to the $4,200 decrease in operating expenses.

NINE MONTHS ENDED NOVEMBER 30, 2018 AS COMPARED TO NOVEMBER 30, 2017

For the nine months ended November 30, 2018 and 2017, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2018.

Operating expenses increased $16,470 from $37,370 for the nine months ended November 30, 2017 to $53,840 for the nine months ended November 30, 2018. The increase in operating expenses was due to higher professional fees ($12,279), higher transfer agent and EDGAR agent fees ($5,543), and higher travel and promotion ($1) offset by lower other operating expenses ($1,353). In the nine months ended November 30, 2018, the Company made four (4) periodic SEC filings: The November 30, 2017 Form 10-Q, the February 28, 2018 Form 10-K, the May 31, 2018 Form 10-Q, and the August 31, 2018 Form 10-Q. In the nine months ended November 30, 2017, the Company made two (2) periodic SEC filings: the November 30, 2016 Form 10-Q and the February 28, 2017 Form 10-K.

Other expenses, net, was $763 in 2018 compared to $696 in 2017.

Net loss for the nine months ended November 30, 2018 was $54,603 as compared to net loss of $38,066 for the nine months ended November 30, 2017. The $16,537 increase in net loss was due to the $16,470 increase in operating expenses and the $67 increase in other expenses, net.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $55 and a working capital deficit of $2,361,395 at November 30, 2018. The Company's statement of cash flows for the nine months ended November 30, 2018 reflects cash used in operating activities of $37,525, which results primarily from the $54,603 net loss offset by the $16,210 increase in accounts payable and accrued expenses. Net cash provided by financing activities was $37,250 in 2018 compared to $32,585 in 2017.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit No.:	Description:

31.1*	Certification of President (principal executive officer)

31.2*	Certification of Chief Financial Officer (principal financial officer)

32*	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Document
101.CAL	XBRL Taxonomy Extension Definitions Document
101.DEF	XBRL Taxonomy Extension Labels Document
101.LAB	XBRL Taxonomy Extension Presentations Document
101.PRE

*Filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES BASKETBALL LEAGUE,

INC.

Date: March 11, 2019	By: /s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer III
Chairman and President
(Principal executive officer)

Date: March 11, 2019	By: /s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director
(Principal financial officer)

EXHIBIT INDEX

31.1*	Certification of President (principal executive officer)

31.2*	Certification of Chief Financial Officer (principal financial officer)

32*	Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Document
101.CAL	XBRL Taxonomy Extension Definitions Document
101.DEF	XBRL Taxonomy Extension Labels Document
101.LAB	XBRL Taxonomy Extension Presentations Document
101.PRE

