Form 10-K
period 2019-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2019-08-26
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended February 28, 2019

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

Issuer's telephone number, including area code (203) 877-9508

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Emerging Growth Company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximate $178,000 as of August 31th, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of August 23rd, 2019.

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

Dependence upon Key Individual

Our success is dependent upon the activities of Daniel T. Meisenheimer III. The loss of Mr. Meisenheimer through death, disability or resignation would have a material and adverse effect on our business. Mr. Meisenheimer suffered a stroke a number of years ago and has been unable to devote any material amount of time to the affairs of the Company.

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

(a)       Our Common Stock is quoted on the OTC Markets under the symbol “USBL”. The following is the range of high and low closing prices for the Common Stock for each quarter for the Company’s fiscal years ended February 28, 2019 and February 28, 2018.

	Fiscal 2019
	Closing Price

	High	Low
First Quarter Ended 5/31/18	$0.17	$0.17
Second Quarter Ended 8/31/18	$0.25	$0.25
Third Quarter Ended 11/30/18	$0.20	$0.20
Fourth Quarter Ended 2/28/19	$0.15	$0.15
	Fiscal 2018
	Closing Price

	High	Low
First Quarter Ended 5/31/17	$0.35	$0.35
Second Quarter Ended 8/31/17	$0.35	$0.05
Third Quarter Ended 11/30/17	$0.305	$0.085
Fourth Quarter Ended 2/29/18	$0.30	$0.12

The foregoing range of high-low closing prices represents quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. The information has been provided by qualified inter-dealer quotation medium.

Approximately 700,000 shares of our Common Stock are held by nonaffiliates as of August 23rd, 2019. The shares held by members of the public were issued by us in connection with a private placement over ten years ago and also in connection with an offering in 1995 under Rule 504 of Regulation D of the Securities Act of 1933. The existing holders of shares issued pursuant to the private placement would have available to them the exemption provided by Rule 144 and thus would be able to sell all of their shares if they so elected.

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

Fiscal Year 2018 Compared To Fiscal Year 2017

For the years ended February 28, 2019 ("Fiscal 2019") and February 28, 2018 (“Fiscal 2018”), the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons since 2008.

Operating expenses increased $11,418 from $48,965 in Fiscal 2018 to $60,383 in Fiscal 2019. The increase in operating expenses was primarily due to higher professional fees $(8,302) and higher transfer agent and EDGAR agent fees $(1,686) in 2019 compared to 2018.

Other expenses, net, decreased $2,768 from $(3,530) in Fiscal 2018 to $(762) in Fiscal 2019.

Net loss increased $8,650 from $(52,495) in Fiscal 2018 to $(61,145) in Fiscal 2019, due primarily to higher operating expenses of $11,418.

Liquidity and Capital Resources

The Company had a working capital deficit of $2,367,937 at February 28, 2019. The Company's Fiscal 2019 statement of cash flows reflects net cash used in operating activities of $40,285, which is due primarily to the $61,145 net loss offset by the $19,993 increase in accounts payable and accrued expenses. Net cash provided by financing activities was $40,250, which is due to the net increase in amounts due to related parties.

The Company expects it will again have to rely on affiliates for loans to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for the League and USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company's current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable. At the current time the Company has no definitive plan as to how to raise additional capital and schedule a 2020 season.

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

Based on their evaluation as of February 28, 2019, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2019.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2019. We believe that internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following persons served as our directors and executive officers for the fiscal year ended February 28, 2019. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Daniel T. Meisenheimer III	68	Chairman of the Board and President
Richard C. Meisenheimer	65	Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2019.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its principal executive officer, and principal financial officer. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item 11.	Executive Compensation.

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer and our Chief Financial Officer (only two officers) for the last two fiscal years ended February 28, 2019 and February 28, 2018:

Name and Principal Position	Fiscal Year	Salary	Fees	All other Compensation	Total

Daniel T. Meisenhimer, III CEO and President	2019 2018

Richard C. Meisenheimer CFO and Vice President	2019 2018

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

The following table sets forth certain information as of August 23rd, 2019 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class
Daniel T. Meisenheimer III (1) c/o The United States Basketball League 183 Plains Road, Suite 2 Milford, CT 06461	235,360 Preferred Stock (1) 429,500 Common Stock (1)	21.3% 12.2%

Richard C. Meisenheimer(2) 884 Robert Treat Ext. Orange, CT 06477	233,647 Preferred Stock (2) 44,500 Common Stock (2)	21.1% 1.3%

Meisenheimer Capital Inc. 183 Plains Road, Suite 2 Milford, CT 06461	140,000 Preferred Stock 2,096,175 Common Stock	12.7% 59.7%

Spectrum Associates, Inc. (3) 183 Plains Road, Suite 2 Milford, CT 06461	376,673 Preferred Stock 228,857 Common Stock	34.1% 6.5%

All Officers and Directors as a Group (2 persons)	469,007 Preferred Stock 474,000 Common Stock	42.4% 13.5%

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

a)        Loans

For many years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and their affiliated entities have made loans to us. As of February 28, 2019, USBL was indebted to the principals or their affiliated entities in the sum of $2,134,379. Of the foregoing amount, Spectrum was owed the sum of $1,318,789 and the principals (D. Meisenheimer III and R. Meisenheimer) and their other affiliates were owed $815,590.

b)        Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

We were billed $15,000 and $14,500 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 28, 2019 and February 28, 2018, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 28, 2019 or February 28, 2018 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 28, 2019 or February 28, 2018.

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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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

UNITED STATES BASKETBALL LEAGUE, INC.

__/s/ Daniel T. Meisenheimer, III_

Daniel T. Meisenheimer, III

Chairman and President

August 23rd, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__/s/ Daniel T. Meisenheimer, III_

Daniel T. Meisenheimer, III

Chairman and President

August 23rd, 2019

__/s/ Richard C. Meisenheimer___

Richard C. Meisenheimer

Chief Financial Officer and Director

August 23rd, 2019

UNITED STATES BASKETBALL LEAGUE, INC.

CONTENTS

Years Ended February 28, 2019 and February 28, 2018

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United States Basketball League, Inc. (the “Company”) as of February 28, 2019 and 2018 and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of United States Basketball League, Inc. as of February 28, 2019 and 2018 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

August 23rd, 2019

We have served as the Company’s auditor since 2005.

F2

UNITED STATES BASKETBALL LEAGUE, INC.

Balance Sheet

February 28, 2019 and February 28, 2018

Assets	February 28, 2019	February 28, 2018

Current Assets:
Cash	$295	$330
Total Current Assets	295	330
Total Assets	$295	$330

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$227,638	$207,646
Credit card obligations	6,215	5,347
Due to related parties	2,134,379	2,094,129
Total Current Liabilities	2,368,232	2,307,122

Total Liabilities	2,368,232	2,307,122

Stockholders' Deficiency:
Common stock, $0.01 par value, 30,000,000 shares
authorized; 3,552,502 and 3,552,502 shares issued,
respectively	35,525	35,525
Preferred stock, $0.01 par value, 2,000,000 shares
authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in capital	2,679,855	2,679,855
Deficit	(5,051,920)	(4,990,775)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficiency	(2,367,937)	(2,306,792)
Total Liabilities and Stockholders' Deficiency	$295	$330

See notes to financial statements.

F3

UNITED STATES BASKETBALL LEAGUE, INC.

Statements of Operations

Years Ended February 28, 2019 and February 28, 2018	2019	2018

Revenues	$—	$—

Operating Expenses:
Professional fees	31,042	22,740
Transfer agent and EDGAR agent fees	16,385	14,699
Rent	12,000	12,000
Other	956	1,526
Total operating expenses	60,383	48,965

Loss from Operations	(60,383)	(48,965)

Other Income (Expenses):
Interest expense	(762)	(3,530)

Total other income (expenses) - net	(762)	(3,530)

Net loss	$(61,145)	$(52,495)

Earnings (Loss) per Common Share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic	3,512,527	3,512,527
Diluted	3,512,527	3,512,527

See notes to financial statements.

F4

UNITED STATES BASKETBALL LEAGUE, INC.

Statements of Stockholders’ Deficiecy

Years Ended February 28, 2019 and February 28, 2018

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Issued	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2017	3,522,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,938,280)	39,975	$(42,454)	$(2,254,297)
Net Loss	—	—	—	—	—	(52,495)	—	—	(52,495)
Balance, February 28, 2018	3,552,502	35,525	1,105,679	11,057	2,679,855	(4,990,775)	39,975	(42,454)	(2,306,792)

Net Loss	—	—	—	—	—	(61,145)	—	—	(61,145)

Balance, February 28, 2019	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,051,920)	39,975	$(42,454)	$(2,237,937)

See notes to financial statements.

F5

UNITED STATES BASKETBALL LEAGUE, INC.

Statements of Cash Flows

Years Ended February 28, 2019 and February 28 ,2018	2019	2018

Cash Flows from Operating Activities:

Net loss	$(61,145)	$(52,495)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	19,992	15,854
Credit card obligations	868	(1,394)

Net cash used in operating activities	(40,285)	(38,035)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:

Increase in due to related parties	40,250	38,085
Net cash provided by financing activities	40,250	38,085

Net Increase (decrease) in Cash	(35)	50
Cash, beginning of year	330	280
Cash, end of year	$295	$330

Supplemental disclosures of cash flow information:
Interest paid	$762	$2,236
Income tax paid	$—	$3,664

See notes to financial statements.

F6

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2019 AND FEBRUARY 28, 2018

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

At February 28, 2019, USBL had negative working capital of $2,367,937 and accumulated losses of $5,051,920. These factors, as well as the Company’s reliance on related parties (see notes 3, 4 and 6), raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been fully provided for the deferred tax asset (approximating $630,000 and $630,000 at February 28, 2019 and February 28, 2018, respectively) attributable to the USBL net operating loss carryforward.

As of February 28, 2019, USBL had a net operating loss carryforward of approximately $3,000,000 available to offset future taxable income. Approximately, $2,940,000 carryforward expires in varying amounts from 2020 to 2038 and $60,000 of the carryforward does not expire. Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

F7

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. No stock options were granted during the years ended February 28, 2019 and February 28, 2018 and none are outstanding at February 28, 2019.

Earnings (loss) per common share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the years ended February 28, 2019 and February 28, 2018 as the result would have been antidilutive.

Comprehensive income - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	February 28, 2019	February 28, 2018

Legal and accounting services’ vendors	$66,112	$55,070
Transfer agent and EDGAR agent	12,462	14,217
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	132,000	120,000
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	777	2,072

Total	$227,638	$207,646

F8

4. Due to Related Parties

Due to related parties consist of:

	February 28, 2019	February 28, 2018

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,314,289	$1,297,789
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	558,017	534,017
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	48,850	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	159,723	159,973

Total	$2,134,379	$2,094,129

For the years ended February 28, 2019 and February 28, 2018, interest due under the related party loans were waived by the respective lenders.

F9

 5. Stockholders’ Equity

 Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

 6. Related Party Transactions

For the years ended February 28, 2019 and February 28, 2018, USBL included in operating expenses rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $12,000 and $12,000, respectively.

 7. Commitment and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office to a building owned by Genvest, LLC, an entity controlled by the two officers of USBL. Improvements to the Company’s space were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At February 28, 2019 and February 28, 2018, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $132,000 and $120,000, respectively.

F10

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
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

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

F11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES BASKETBALL LEAGUE, INC.

__/s/ Daniel T. Meisenheimer, III_

Daniel T. Meisenheimer, III

Chairman and President

August 23rd 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__/s/ Daniel T. Meisenheimer, III_

Daniel T. Meisenheimer, III

Chairman and President

August 23rd, 2019

__/s/ Richard C. Meisenheimer___

Richard C. Meisenheimer

Chief Financial Officer and Director

August 23rd, 2019

F12