Form 10-Q
period 2019-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2019-12-20
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of December 5, 2019, there were 3,512,527 shares of Common Stock, $.01 par value per share, outstanding.

2

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC.
BALANCE SHEETS

ASSETS	August 31, 2019	February 28, 2019
	(Unaudited)
CURRENT ASSETS:
Cash	$40	$295
Total current assets	40	295

Total assets	$40	$295

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$227,041	$227,638
Credit card obligations	5,627	6,215
Due to related parties	2,153,383	2,134,379

Total current liabilities	2,386,051	2,368,232

Total liabilities	2,386,051	2,368,232

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 3,552,502 and 3,552,502 shares, respectively	35,525	35,525
Preferred stock, $0.01 par value; 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Additional paid-in-capital	2,679,855	2,679,855
Deficit	(5,069,994)	(5,051,920)
Treasury stock, at cost; 39,975 shares	(42,454)	(42,454)
Total stockholders’ deficiency	(2,386,011)	(2,367,937)

Total liabilities and stockholders’ deficiency	$40	$295

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018

REVENUES:	$—	$—	$—	$—

OPERATING EXPENSES:
Professional fees	7,500	10,400	10,902	17,625
Transfer agent and EDGAR agent fees	809	4,445	1,468	12,326
Rent	3,000	3,000	6,000	6,000
Travel and promotion	(588)	—	(588)	33
Other	191	139	293	475
Total operating expenses	10,912	17,984	18,075	39,459

Loss from operations	(10,912)	(17,984)	(18,075)	(36,459)

OTHER INCOME (EXPENSES):
Interest expense	—	—	—	(175)

Total other income (expenses), net	—	—	—	(175)

Loss before income taxes	(10,912)	(17,984)	(18,075)	(36,634)

Income taxes	—	—	—	—

NET LOSS	$(10,912)	$(17,984)	$(18,075)	$(36,634)

Earnings (loss) per common share:
Basic	$(.01)	$(.01)	$(.01)	$(.01)
Diluted	$(.01)	$(.01)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	3,512,527	3,512,527	3,512,527	3,512,527
Diluted	3,512,527	3,512,527	3,512,527	3,512,527

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. Statement of Stockholders’ Deficiency Six Months Ended August 31, 2019 (Unaudited)

	Common Stock		Preferred Stock		Additional				Total
	Shares		Shares		Paid-in		Treasury Stock		Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance, February 28, 2019	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,051,920)	39,975	$(42,454)	$(2,367,937)
Net (loss) (Unaudited)	—	—	—	—	—	(18,075)	—	—	(18,075)
Balance, August 31, 2019 (Unaudited)	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,069,994)	39,975	$(42,454)	$(2,386,011)

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 31, 2019	August 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,075)	$(36,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(597)	4,556
Credit card obligations	(588)	280

Net cash used in operating activities	(19,260)	(31,798)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in due to related parties	19,005	31,750

Net cash provided by financing activities	19,005	31,750

NET INCREASE (DECREASE) IN CASH	(255)	(48)

CASH, beginning of period	295	330

CASH, end of period	$40	$282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$173
Income tax paid	$—	$—

See notes to financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2019

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

At August 31, 2019, USBL had negative working capital of $2,386,011, and accumulated losses of $5,069,994. These factors, as well as the Company’s reliance on related parties (see Notes 3, 4, and 6), raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is making efforts to raise equity capital, revitalize the league and market new franchises. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the six-month period ended August 31, 2019 may not necessarily be indicative of the results that may be expected for the year ending February 29, 2020. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Form 10-K for the year ended February 28, 2019.

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

Stock-based compensation – Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” No stock options were granted for the periods presented and none are outstanding at August 31, 2019.

Earnings (loss) per share – ASC 260, “Earnings Per Share”, establishes standards for computing and presenting earnings (loss) per share (EPS). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company did not include the 1,105,679 shares of convertible preferred stock in its calculation of diluted loss per share for the three and six months ended August 31, 2019 and 2018 as the result would have been antidilutive.

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

3.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	August 31, 2019	February 28, 2019
	(Unaudited)
Legal and accounting services’ vendors	$63,173	$66,112
Transfer agent and EDGAR agent	8,804	12,462
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	138,000	132,000
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	777	777

Total	$227,041	$227,638

4.	Due to Related Parties

Due to related parties consists of:

	August 31, 2019	February 28, 2019
	(Unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,321,993	$1,314,289
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	569,317	558,017
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	48,850	48,850
MCREH note payable to president of USBL, interest at 7% due on demand.	45,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc. (“MCI”), non-interest bearing, due on demand	159,723	159,723
Total	2,153,384	2,134,379

For the six months ended August 31, 2019 and 2018, interest due under the related party loans was waived by the respective lenders.

5.	Stockholders’ Equity

Each share of common stock has one vote. Each share of preferred stock has five votes, is entitled to a 2% non-cumulative annual dividend, and is convertible at any time into one share of common stock.

6.	Related Party Transactions

For the three months ended August 31, 2019 and 2018 and the six months ended August 31, 2019 and 2018, USBL included in operating expenses, rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $3,000, $3,000, $6,000, and $6,000, respectively.

7.	Commitments and Contingencies

Occupancy Agreement

In September 2007, the Company moved its office to a building owned by Genvest LLC, an entity controlled by the two officers of USBL. Improvements to the Company’s space there were completed in February 2008. Pursuant to a verbal agreement, the Company is to pay Genvest monthly rentals of $1,000 commencing March 2008. At August 31, 2019 and February 28, 2019, accounts payable and accrued expenses included accrued rent payable to Genvest totaling $138,000 and $132,000, respectively.

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

THREE MONTHS ENDED AUGUST 31, 2019 AS COMPARED TO AUGUST 31, 2018

For the three months ended August 31, 2019 and 2018, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2019.

Operating expenses decreased $7,072 from $17,984 for the three months ended August 31, 2018 to $10,912 for the three months ended August 31, 2019. The decrease in operating expenses was primarily due to lower professional fees ($7,500) and lower transfer agent and EDGAR agent fees ($809) in 2019 as compared to 2018. In the three months ended August 31, 2019, there were charges relating to filing of one Form 10-K; there were charges relating to filing of one Form 10-Q.

Other expenses, net, was nil for the three months ended August 31, 2019 as compared to nil for the three months ended August 31, 2018.

Net loss for the three months ended August 31, 2019 was $10,912 as compared to net loss of $17,984 for the three months ended August 31, 2018. The $7,072 decrease in net loss was due to the $7,072 decrease in operating expenses.

SIX MONTHS ENDED AUGUST 31, 2019 AS COMPARED TO AUGUST 31, 2018

For the six months ended August 31, 2019 and 2018, the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons from 2008 through 2019.

Operating expenses decreased $18,384 from $36,459 for the six months ended August 31, 2018 to $18,075 for the six months ended August 31, 2019. The decrease in operating expenses was primarily due to lower professional fees ($10,902) and lower transfer agent and EDGAR agent fees ($1,468) in 2019 as compared to 2018. In the six months ended August 31, 2019, there were charges relating to filings on one Form 10-K and on Forms 10-Q; in the six months ended August 31, 2018, there were charges to filings on one Form 10-K and three Forms 10-Q.

Other expenses, net, was nil in 2019 compared to $175 in 2018.

Net loss for the six months ended August 31, 2019 was $18,075 as compared to net loss of $36,634 for the six months ended August 31, 2018. The $18,559 decrease in net loss was due to the $18,384 decrease in operating expenses, and the $175 decrease in other expenses, net.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $40 and a working capital deficit of $2,386,011 at August 31, 2019. The Company's statement of cash flows for the six months ended August 31, 2019 reflects cash used in operating activities of $19,260, which results primarily from the $18,075 net loss increased by the $597 decrease in accounts payable and accrued expenses, and by the $588 decrease credit card obligation. Net cash provided by financing activities was $19,005 in 2019 compared to $31,750 in 2018.

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

Not applicable.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UNITED STATES BASKETBALL LEAGUE,

INC.

Date: December 20, 2019	By: /s/ Daniel T. Meisenheimer, III
Daniel T. Meisenheimer III
Chairman and President

Date: December 20, 2019	By: /s/ Richard C. Meisenheimer
Richard C. Meisenheimer
Chief Financial Officer and
Director

