Form 10-K
period 2020-02-29
UNITED STATES BASKETBALL LEAGUE INC
filed 2021-06-02
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended February 29, 2020

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

Issuer's telephone number, including area code (813) 769-3500

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ Emerging Growth Company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximate $105,000 as of August 31, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of May 25, 2021.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

Item 1. Business.

History

United States Basketball League (“USBL”, “we” or the “Company”) was incorporated in Delaware in May 1984 as a wholly-owned subsidiary of Meisenheimer Capital, Inc. (“MCI”). MCI is a publicly owned company having made a registered public offering of its common stock in 1984. Since 1984, MCI has been under the control of the Meisenheimer family. Members of the Meisenheimer family also have a controlling interest in Spectrum Associates, Inc. (“Spectrum”), a company engaged in the manufacture of helicopter parts. From time to time, Spectrum has loaned money to us and has engaged in other revenue generating transactions with us.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, due to the current circumstance we have chosen to include the following risk factor.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal offices are located at 183 Plains Road, Suite 2 Milford, Connecticut 06461.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the OTC Markets under the symbol “USBL”.

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (not including their personal residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of May 25, 2021, we had 300 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended February 29, 2020.

Our Preferred Stock is held by our officers and directors and affiliates. No member of the public holds any Preferred Stock.

Item 6. Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

Year Ended February 29, 2020 Compared to the Year Ended February 28, 2019

For the years ended February 29, 2020 ("Fiscal 2020") and February 28, 2019 (“Fiscal 2019”), the Company had no franchise fees or advertising revenues as a result of the cancellation of its seasons since 2008.

Professional fees decreased $5,402 from $31,042 in Fiscal 2019 to $25,640 in Fiscal 2020. The decrease in professional fees is due to a decrease in audit fees.

General and administrative expense (“G&A”) decreased $13,574 from $17,341 in Fiscal 2019 to $3,767 in Fiscal 2020. The decrease in G&A expense was primarily due a decrease in transfer agent fees, travel expense and other general operating expenses.

Net loss decreased $28,488 from $61,145 in Fiscal 2019 to $41,407 in Fiscal 2020.

Liquidity and Capital Resources

The Company's Fiscal 2020 statement of cash flows reflects net cash used in operating activities of $24,246, which is due primarily. Net cash provided by financing activities was $24,252, which is due to the net increase in amounts due to related parties.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

UNITED STATES BASKETBALL LEAGUE, INC.

February 29, 2020 and February 28, 2019 Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United States Basketball League, Inc. (the “Company”) as of February 29, 2020 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended February 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of United States Basketball League Inc. as of February 29, 2020 and the results of its operations and cash flows for the year ended February 29, 2020 conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

Elmhurst, New York

May 28, 2021

UNITED STATES BASKETBALL LEAGUE, INC.

BALANCE SHEETS

	February 29, 2020	February 28, 2019
ASSETS
Current Assets:
Cash	$301	$295
Total Assets	$301	$295

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$245,887	$227,638
Credit card obligations	5,127	6,215
Due to related parties	2,158,631	2,134,379
Total Current Liabilities	2,409,645	2,368,232

Total Liabilities	2,409,645	2,368,232

Stockholders' Deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,552,502 shares issued	35,525	35,525
Additional paid-in capital	2,679,855	2,679,855
Accumulated deficit	(5,093,327)	(5,051,920)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficit	(2,409,344)	(2,367,937)
Total Liabilities and Stockholders' Deficit	$301	$295

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	February 29, 2020	February 28, 2019
Operating Expenses:
Professional fees	25,640	31,042
General and administrative	3,767	17,341
Rent	12,000	12,000
Total operating expenses	41,407	60,383

Loss from Operations	(41,407)	(60,383)

Other Expense:
Interest expense and other charges	-	(762)
Total other expenses	-	(762)

Net loss	$(41,407)	$(61,145)

Loss per Common Share:
Basic & Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic & Diluted	3,512,527	3,512,527

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance, February 28, 2018	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(4,990,775)	39,975	$(42,454)	$(2,306,792)

Net Loss	—	—	—	—	—	(61,145)	—	—	(61,145)

Balance, February 28, 2019	3,552,502	35,525	1,105,679	11,057	2,679,855	(5,051,920)	39,975	(42,454)	(2,367,937)

Net Loss	—	—	—	—	—	(41,407)	—	—	(41,407)

Balance, February 29, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,093,327)	39,975	$(42,454)	$(2,409,344)

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 29, 2020	February 28, 2019
Cash Flows from Operating Activities:

Net loss	$(41,407)	$(61,145)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	18,249	19,992
Credit card obligations	(1,088)	868

Net cash used in operating activities	(24,246)	(40,285)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Increase in due to related parties	24,252	40,250
Net cash provided by financing activities	24,252	40,250

Net Increase (decrease) in Cash	6	(35)
Cash, beginning of year	295	330
Cash, end of year	$301	$295

Supplemental disclosures of cash flow information:
Interest paid	$—	$762
Income tax paid	$—	$-

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On October 30, 2014, USBL dissolved its wholly owned subsidiary, Meisenheimer Capital Real Estate Holdings, Inc. (“MCREH”). MCREH owned a commercial building in Milford, Connecticut until June 19, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended February 29, 2020 or February 28, 2019.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements on February 29, 2020 and February 28, 2019.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

Recently issued accounting pronouncements

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841).  This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. The adoption of  ASU 2019-10 does not have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $5,093,327, liabilities of $2,409,645 and no source of revenue. For the year ended February 29, 2020 the Company had a net loss of $41,407, with $24,246 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	February 29, 2020	February 28, 2019

Legal and accounting services’ vendors	$76,163	$66,112
Transfer agent and EDGAR agent	8,660	12,462
Rent due Genvest, LLC (an entity controlled by the two former officers of USBL)	144,000	132,000
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two former officers of USBL)	2,725	2,725
Other	777	777
Total	$245,887	$227,638

NOTE 5 – DUE TO RELATED PARTIES

Due to related parties consist of:

	February 29, 2020	February 28, 2019

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two former officers of USBL, interest at 6%, due on demand	$1,324,689	$1,314,289
USBL loans payable to the two former officers of USBL, interest at 6%, due on demand	569,317	558,017
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two former officers of USBL, non-interest bearing, due on demand	48,850	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	48,000	45,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	159,275	159,723
Total	$2,158,631	$2,134,379

For the years ended February 29, 2020 and February 28, 2019, interest due under the related party loans were waived by the respective lenders.

NOTE 6 – RELATED PARTY TRANSACTIONS

For the years ended February 29, 2020 and February 28, 2019, USBL included in operating expenses rent incurred to Genvest, LLC (an entity controlled by the two former officers of USBL) totaling $12,000 and $12,000, respectively.

NOTE 7 – PREFERRED STOCK

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock.  As of February 29, 2020, the Company has not declared any dividends on its preferred stock.

NOTE 8 – SUBSEQUENT EVENTS

On April 7, 2021, through a series of Stock Purchase Agreements (the “Purchase Agreements”), the majority owners of the Company, Richard C. Meisenheimer, Daniel T. Meisenheimer, III, James Meisenheimer, Meisenheimer Capital, Inc. and Spectrum Associates, Inc. (the “Sellers”) sold a total of 2,807,181 existing common shares of USBL’s common stock at a per share price of $.065, issued 2,400,000 shares of USBL’s common stock at a per share price of $.10 and sold 1,105,644 of USBL’s existing preferred stock at a per share price of $.053 for a total purchase price of $481,066. There were two purchasers of over 5% of the issued and outstanding shares of USBL’s capital stock following these sales, Emerging Markets Advisory which owns 8.29% of the issued and outstanding shares of USBL’s common stock and EROP Enterprises LLC which owns 29.24% of the issued and outstanding shares of USBL’s common stock and 100% of the issued and outstanding shares of preferred stock.

As a result of the sale of common and preferred stock by the Sellers, the Company experienced a change in control.

World Equity Markets acted in the capacity of a broker/dealer for the Purchase Agreements and was issued 125,000 shares of common stock for its services.

Effective April 7, 2021, the Board of Directors accepted the resignation of Daniel T. Meisenheimer, III as Chairman of the Board of Directors and President of the Company. Effective April 7, 2021 Saeb Jannoun was appointed to fill the vacancy following the resignation of Daniel T. Meisenheimer, III as Chairman of the Board of Directors and President of the Company. Mr. Michael Pruitt also joined the Board.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

Based on their evaluation as of February 29, 2020, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 29, 2020.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 29, 2020. We believe that internal control over financial reporting is not effective.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal year ended February 22, 2020. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Daniel T. Meisenheimer III (1)	69	Chairman of the Board and President
Richard C. Meisenheimer (1)	64	Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2020.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its principal executive officer, and principal financial officer. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item 11. Executive Compensation

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer and our Chief Financial Officer (only two officers) for the last two fiscal years ended February 29, 2020 and February 28, 2019:

Name and Principal Position	Fiscal Year	Salary	Fees	All other Compensation	Total

Daniel T. Meisenhimer, III CEO and President	2020 2019	-	-	-	-

Richard C. Meisenheimer CFO and Vice President	2020 2019	-	-	-	-

For many years our only two officers, D. Meisenheimer III and R. Meisenheimer, have not received or taken any salaries from USBL. There are no formal employment agreements with either D. Meisenheimer III and R. Meisenheimer and they have not been paid any salary for the last five years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have 30,000,000 shares of authorized Common Stock, of which 3,552,502 shares are currently issued and 3,552,502 shares are currently outstanding. We also have 2,000,000 authorized shares of Convertible Preferred Stock, of which 1,105,679 shares are currently issued and outstanding.

The following table sets forth certain information as of May 10, 2020 with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class
Daniel T. Meisenheimer III (1) c/o The United States Basketball League 183 Plains Road, Suite 2 Milford, CT 06461	235,360 Preferred Stock (1) 429,500 Common Stock (1)	21.3 12.2	% %

Richard C. Meisenheimer(2) 884 Robert Treat Ext. Orange, CT 06477	233,647 Preferred Stock (2) 44,500 Common Stock (2)	21.1 1.3	% %

Meisenheimer Capital Inc. 183 Plains Road, Suite 2 Milford, CT 06461	140,000 Preferred Stock 2,096,175 Common Stock	12.7 59.7	% %

Spectrum Associates, Inc. (3) 183 Plains Road, Suite 2 Milford, CT 06461	376,673 Preferred Stock 228,857 Common Stock	34.1 6.5	% %

All Officers and Directors as a Group (2 persons)	469,007 Preferred Stock 474,000 Common Stock	42.4 13.5	% %

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accountant Fees and Services

Audit Fees

We were billed $0 and $15,000 by Michael T. Studer CPA P.C. (“Mike Studer”) for the years ended February 29, 2020 and February 28, 2019, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Mike Studer for the year ended February 29, 2020 or February 28, 2019 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Mike Studer for the years ended February 29, 2020 or February 28, 2019.

Pre-Approval Policies

Our Board of Directors has not adopted any blanket pre-approval policies. Instead, the Board will specifically pre-approve the provision for all audit or non-audit services.

Our Board of Directors approved all of the services provided by Mike Studer described in the preceding paragraphs.

PART VI

Item 15. Exhibits

Exhibit No.	Description

*3(i)	Certificate of Incorporation (May 29, 1984)

*3(i)a	Amended Certificate of Incorporation (Sept. 4, 1984)

*3(i)b	Amended Certificate of Incorporation (March 5, 1986)

*3(i)c	Amended Certificate of Incorporation (Feb. 19, 1987)

*3(i)d	Amended Certificate of Incorporation (June 30, 1995)

*3(i)e	Amended Certificate of Incorporation (January 12, 1996)

*3(i)f	Certificate of Renewal (June 23, 1995)

*3(i)g	Certificate of Renewal (May 22, 2000)

*3.9	By-Laws of USBL

*3.10	Amended By-Laws

+10.2	Standard Franchise Agreement of USBL

31.1	Certification of President (principal executive officer)

31.2	Certification of Chief Financial Officer (principal financial officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

+Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 23, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Saeb Jannoun
Saeb Jannoun
Chairman and President
June 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.