Form 10-Q
period 2020-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2021-06-22
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

(813) 769-3500

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of June 15, 2021, there were 3,552,502 shares of Common Stock, $0.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

Form 10-Q

For the Quarterly Period Ended May 31, 2020

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC.
 BALANCE SHEETS

	May 31, 2020	February 29, 2020
	(unaudited)
ASSETS
Current Assets:
Cash	$207	$301
Total Assets	$207	$301

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$252,184	$245,887
Credit card obligations	5,127	5,127
Due to related parties	2,158,631	2,158,631
Total Current Liabilities	2,415,942	2,409,645

Total Liabilities	2,415,942	2,409,645

Stockholders' Deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,552,502 shares issued	35,525	35,525
Additional paid-in capital	2,679,855	2,679,855
Accumulated deficit	(5,099,718)	(5,093,327)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficit	(2,415,735)	(2,409,344)
Total Liabilities and Stockholders' Deficit	$207	$301

The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended May 31,
	2020	2019
Operating Expenses:
Professional fees	$2,000	$3,402
General and administrative	4,391	761
Rent	-	3,000
Total operating expenses	6,391	7,163

Loss from Operations	(6,391)	(7,163)

Net loss	$(6,391)	$(7,163)

Loss per Common Share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic & Diluted	3,552,502	3,552,502

The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MAY 31, 2019 and 2020
 (Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance, February 28, 2019	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,051,920)	39,975	$(42,454)	$(2,367,937)

Net Loss	—	—	—	—	—	(7,163)	—	—	(7,163)

Balance, May 31, 2019	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,059,083)	39,975	$(42,454)	$(2,375,100)

	Common Stock		Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance, February 29, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,093,327)	39,975	$(42,454)	$(2,409,344)

Net Loss	—	—	—	—	—	(6,391)	—	—	(6,391)

Balance, May 31, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,099,718)	39,975	$(42,454)	$(2,415,735)

The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended May 31,
	2020	2019
Cash Flows from Operating Activities:

Net loss	$(6,391)	$(7,163)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,297	902
Net cash used in operating activities	(94)	(6,267)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Increase in due to related parties	—	6,000
Net cash provided by financing activities	—	6,000

Net decrease in cash	(94)	(261)
Cash, beginning of period	301	295
Cash, end of period	$207	$34

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended February 29, 2020, have been omitted.

Use of Estimates

The preparation of the unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of liabilities, and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time; however, actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended May 31, 2020.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $5,099,718, liabilities of $2,415,942 and no source of revenue. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	May 31, 2020	February 29, 2020
Legal and accounting services’ vendors	$78,164	$76,163
Transfer agent and EDGAR agent	12,956	8,660
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	144,000	144,000
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	777	777
Total	$252,184	$245,887

NOTE 5 – DUE TO RELATED PARTIES

Due to related parties consist of:

	May 31, 2020	February 29, 2020
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,324,689	$1,324,689
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	569,317	569,317
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	48,850	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	48,000	48,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	4,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	159,275	159,275
Total	$2,158,631	$2,158,631

NOTE 6 – RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2020 and 2019, USBL included in operating expenses rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $0 and $3,000, respectively.

NOTE 7 – PREFERRED STOCK

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. As of May 31, 2020, the Company has not declared any dividends on its preferred stock.

NOTE 8 – SUBSEQUENT EVENTS

On April 7, 2021, through a series of Stock Purchase Agreements (the “Purchase Agreements”), the majority owners of the Company, Richard C. Meisenheimer, Daniel T. Meisenheimer, III, James Meisenheimer, Meisenheimer Capital, Inc. and Spectrum Associates, Inc. (the “Sellers”) sold a total of 2,807,181 existing common shares of USBL’s common stock at a per share price of $.065, issued 2,400,000 shares of USBL’s common stock at a per share price of $.10 and sold 1,105,644 of USBL’s existing preferred stock at a per share price of $.053 for a total purchase price of $481,066. There were two purchasers of over 5% of the issued and outstanding shares of USBL’s capital stock following these sales, Equity Markets Advisory which owns 8.29% of the issued and outstanding shares of USBL’s common stock and EROP Enterprises LLC which owns 29.24% of the issued and outstanding shares of USBL’s common stock and 100% of the issued and outstanding shares of preferred stock.

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

Item 2. Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS of Operation.

Forward-looking Statements

There are “forward-looking statements” contained in this quarterly report. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Inadequate capital to continue business;

●	Volatility or decline of our stock price;

●	Potential fluctuation in quarterly results;

●	Rapid and significant changes in markets;

●	Litigation with or legal claims and allegations by outside parties; and

●	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this quarterly report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

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

Results of Operations

The three months ended May 31, 2020 compared to the three months ended May 31, 2019

Revenue

The Company recognized no revenue for the three months ended May 31, 2020 and 2019.

Operating Expenses

For the three months ended May 31, 2020, the company incurred $6,391 of operating expense compared to $7,163 for the three months ended May 31, 2019. Expenses consist mostly of professional, Edgar and transfer agent fees. For the three months ended May 31, 2020, we had $2,000 of professional fees and $4,391 of other general and administrative expense (“G&A”), compared to $3,403 of professional fees, $3,000 of rent expense and $761 of other G&A expense for the three months ended May 31, 2019.

Liquidity and Capital Resources

For the three months ended May 31, 2020, the company used $94 in operating activities compared to $6,267 for the three months ended May 31, 2019.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

Recent Accounting Pronouncements

We have reviewed other recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any other pronouncements to have an impact on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of May 31, 2020.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Control over Financial Reporting.

Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Saeb Jannoun
Saeb Jannoun
Chairman and President
June 21, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.