Form 10-Q
period 2020-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2021-06-22
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___ to ______

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

UNITED STATES BASKETBALL LEAGUE, INC.

Form 10-Q

For the Quarterly Period Ended November 30, 2020

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC.

BALANCE SHEETS

	November 30, 2020	February 29, 2020
ASSETS	(unaudited)
Current Assets:
Cash	$221	$301
Total Assets	$221	$301

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$260,184	$245,887
Credit card obligations	5,127	5,127
Due to related parties	2,159,631	2,158,631
Total Current Liabilities	2,424,942	2,409,645

Total Liabilities	2,424,942	2,409,645

Stockholders' Deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,552,502 shares issued	35,525	35,525
Additional paid-in capital	2,679,855	2,679,855
Accumulated deficit	(5,108,704)	(5,093,327)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficit	(2,424,721)	(2,409,344)
Total Liabilities and Stockholders' Deficit	$221	$301

The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2020	2019	2020	2019
Operating Expenses:
Professional fees	$2,750	$4,988	$6,750	$15,890
General and administrative	2,093	254	8,627	1,427
Rent	-	3,000	-	9,000
Total operating expenses	4,843	8,242	15,377	26,317

Loss from Operations	(4,843)	(8,242)	(15,377)	(26,317)

Net loss	$(4,843)	$(8,242)	$(15,377)	$(26,317)

Loss per Common Share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic & Diluted	3,552,502	3,552,502	3,552,502	3,552,502

The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019 and 2020 (Unaudited)
	Common Stock		Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance, February 28, 2019	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,051,920)	39,975	$(42,454)	$(2,367,937)
Net Loss	—	—	—	—	—	(7,163)	—	—	(7,163)
Balance, May 31, 2019	3,552,502	35,525	1,105,679	11,057	2,679,855	(5,059,083)	39,975	(42,454)	(2,375,100)
Net Loss	—	—	—	—	—	(10,912)	—	—	(10,912)
Balance, August 31, 2019	3,552,502	35,525	1,105,679	11,057	2,679,855	(5,069,994)	39,975	(42,454)	(2,389,011)
Net Loss	—	—	—	—	—	(8,242)	—	—	(8,242)
Balance, November 30, 2019	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,078,236)	39,975	$(42,454)	$(2,294,253)

	Common Stock		Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance, February 29, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,093,327)	39,975	$(42,454)	$(2,409,344)
Net Loss	—	—	—	—	—	(6,391)	—	—	(6,391)
Balance, May 31, 2020	3,552,502	35,525	1,105,679	11,057	2,679,855	(5,099,718)	39,975	(42,454)	(2,415,735)
Net Loss	—	—	—	—	—	(4,143)	—	—	(4,143)
Balance, August 31, 2020	3,552,502	35,525	1,105,679	11,057	2,679,855	(5,103,861)	39,975	(42,454)	(2,419,878)
Net Loss	—	—	—	—	—	(4,843)	—	—	(4,843)
Balance, November 30, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,108,704)	39,975	$(42,454)	$(2,424,721)

The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended November 30,
	2020	2019
Cash Flows from Operating Activities:

Net loss	$(15,377)	$(26,317)
Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	14,297	5,160
Net cash used in operating activities	(1,080)	(21,157)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Increase in due to related parties	1,000	21,504
Net cash provided by financing activities	1,000	21,504

Net (decrease) increase in cash	(80)	347
Cash, beginning of period	301	295
Cash, end of period	$221	$642

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended November 30, 2020.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $5,108,704 liabilities of $2,424,942and no source of revenue. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	November 30, 2020	February 29, 2020
Legal and accounting services’ vendors	$82,164	$76,163
Transfer agent and EDGAR agent	16,956	8,660
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	144,000	144,000
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	777	777
Total	$260,184	$245,887

NOTE 5 – DUE TO RELATED PARTIES

Due to related parties consist of:

	November 30, 2020	February 29, 2020
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,324,689	$1,324,689
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	569,317	569,317
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	48,850	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	48,000	48,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	5,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	159,275	159,275
Total	$2,159,631	$2,158,631

NOTE 6 – RELATED PARTY TRANSACTIONS

For the three and nine months ended November 30, 2020 and 2019, USBL included in operating expenses rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $0 and $3,000, and $0 and $9,000 respectively.

NOTE 7 – PREFERRED STOCK

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. As of November 30, 2020, the Company has not declared any dividends on its preferred stock.

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

Results of Operations

The three months ended November 30, 2020 compared to the three months ended November 30, 2019

Revenue

The Company recognized no revenue for the three months ended November 30, 2020 and 2019.

Operating Expenses

For the three months ended November 30, 2020, the company incurred $4,843 of operating expense compared to $8,242 for the three months ended November 30, 2019. For the three months ended November 30, 2020, we had $2,750 of professional fees and $2,093 of general and administrative expense (“G&A”), compared to $4,988 of professional fees, $3,000 of rent expense and $254 of other G&A expense for the three months ended November 30, 2019. In the prior period we incurred expense for rent and professional fees that we did not have in the current period. Expenses in the current period consist mostly of audit, accounting, Edgar and transfer agent fees.

The nine months ended November 30, 2020 compared to the nine months ended November 30, 2019

Revenue

The Company recognized no revenue for the nine months ended November 30, 2020 and 2019.

Operating Expenses

For the nine months ended November 30, 2020, the company incurred $14,297 of operating expense compared to $26,317 for the nine months ended November 30, 2019. For the nine months ended November 30, 2020, we had $6,750 of professional fees and $8,627 of G&A expense, compared to $15,890 of professional fees, $9,000 of rent expense and $1,427 of G&A expense for the nine months ended November 30, 2019. In the prior period we incurred expense for rent and professional fees that we did not have in the current period. Expenses in the current period consist mostly of audit, accounting, Edgar and transfer agent fees.

Liquidity and Capital Resources

For the nine months ended November 30, 2020, the company used $1,080 in operating activities compared to $21,157 for the nine months ended November 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of November 30, 2020.

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