Form 10-K
period 2021-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2021-07-06
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended February 28, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximate $105,000 as of August 31, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,512,527 shares of common stock as of July 2, 2021.

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

Item 1B. Unresolved Staff Comments

None

Item 2	Properties

Our principal offices are located at 183 Plains Road, Suite 2 Milford, Connecticut 06461.

Item 3.	Lgal Proceedings.

None

Item 4.	Mine Safety Disclosures.

Not applicable.

2

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

Holders

As of June 30, 2021, we had 300 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended February 28, 2021.

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

3

Results of Operations

Year Ended February 28, 2021, Compared to the Year Ended February 29, 2020

For the years ended February 28, 2021 ("Fiscal 2021") and February 29, 2020 (“Fiscal 2020”), the Company recognized no revenue.

Operating Expenses

For the year ended February 28, 2021, the company incurred $26,497 of operating expense compared to $41,407 for the year ended February 29, 2020. In the prior year we incurred expense for rent and professional fees that we did not have in the current year.

Liquidity and Capital Resources

The Company's Fiscal 2021 statement of cash flows reflects net cash used in operating activities of $1,226, compared to $24,246 in the prior year.

For the year ended February 28, 2021, we received $1,000 from a related party compared to $24,252 in the prior year.

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

As indicated in the report of the independent registered public accounting firm, the financial statements referred to above have been prepared for the Company assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts or classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

4

Item 8. Financial Statements and Supplementary Data

UNITED STATES BASKETBALL LEAGUE, INC.

February 28, 2021 and February 29, 2020 Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United States Basketball League, Inc. (the “Company”) as of February 28, 2021 and February 29, 2020 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended February 28, 2021 February 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of United States Basketball League Inc. as of February 28, 2021 and February 29, 2020 and the results of its operations and cash flows for the year ended February 28, 2021 and February 29, 2020 conformity with accounting principles generally accepted in the United States.

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

/s/ Fei Qi CPA

Elmhurst, New York

July 6, 2021

We have served as the Company’s auditor since 2020.

UNITED STATES BASKETBALL LEAGUE, INC. BALANCE SHEETS
	February 28, 2021	February 29, 2020
ASSETS
Current Assets:
Cash	$75	$301
Total Assets	$75	$301

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$271,158	$245,887
Credit card obligations	5,127	5,127
Due to related parties	2,159,631	2,158,631
Total Current Liabilities	2,435,916	2,409,645

Total Liabilities	2,435,916	2,409,645

Stockholders' Deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Common stock, $0.01 par value, 30,000,000 shares authorized; 3,552,502 shares issued	35,525	35,525
Additional paid-in capital	2,679,855	2,679,855
Accumulated deficit	(5,119,824)	(5,093,327)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficit	(2,435,841)	(2,409,344)
Total Liabilities and Stockholders' Deficit	$75	$301

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. STATEMENTS OF OPERATIONS
	For the Years Ended
	February 28, 2021	February 29, 2020
Operating Expenses:
Professional fees	13,750	25,640
General and administrative	12,747	3,767
Rent	-	12,000
Total operating expenses	26,497	41,407

Loss from Operations	(26,497)	(41,407)

Net loss	$(26,497)	$(41,407)

Loss per Common Share:
Basic & Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic & Diluted	3,512,527	3,512,527

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2021
	Common Stock		Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance, February 28, 2019	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,051,920)	39,975	$(42,454)	$(2,367,937)

Net Loss	—	—	—	—	—	(41,407)	—	—	(41,407)

Balance, February 29, 2020	3,552,502	35,525	1,105,679	11,057	2,679,855	(5,093,327)	39,975	(42,454)	(2,409,344)

Net Loss	—	—	—	—	—	(26,497)	—	—	(26,497)

Balance, February 28, 2021	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,119,824)	39,975	$(42,454)	$(2,435,841)

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. STATEMENTS OF CASH FLOWS
	For the Years Ended
	February 28, 2021	February 29, 2020
Cash Flows from Operating Activities:

Net loss	$(26,497)	$(41,407)
Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,271	18,249
Credit card obligations	—	(1,088)

Net cash used in operating activities	(1,226)	(24,246)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Increase in due to related parties	1,000	24,252
Net cash provided by financing activities	1,000	24,252

Net (decrease) increase in Cash	(226)	6
Cash, beginning of year	301	295
Cash, end of year	$75	$301

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2021, AND FEBRUARY 29, 2020

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended February 28, 2021 or February 29, 2020.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements on February 28, 2021 and February 29, 2020.

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

Recently issued accounting pronouncements

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $5,119,824, liabilities of $2,435,916 and no source of revenue. For the year ended February 28, 2021 the Company had a net loss of $26,497, with $1,226 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	February 28, 2021	February 29, 2020

Legal and accounting services’ vendors	$89,163	$76,163
Transfer agent and EDGAR agent	20,931	8,660
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	144,000	144,000
Accrued interest on MCREH note payable to president of USBL	13,562	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	2,725	2,725
Other	777	777
Total	$271,158	$245,887

NOTE 5 – DUE TO RELATED PARTIES

Due to related parties consist of:

	February 28, 2021	February 29, 2020

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$1,324,689	$1,324,689
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	569,317	569,317
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	48,850	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	48,000	48,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	4,500	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	5,000	4,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	159,275	159,275
Total	$2,159,631	$2,158,631

NOTE 6 – RELATED PARTY TRANSACTIONS

For the years ended February 28, 2021, and February 29, 2020, USBL included in operating expenses rent incurred to Genvest, LLC (an entity controlled by the two officers of USBL) totaling $0 and $12,000, respectively.

NOTE 7 – PREFERRED STOCK

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. As of February 28, 2021, the Company has not declared any dividends on its preferred stock.

NOTE 8 – SUBSEQUENT EVENTS

On April 7, 2021, through a series of Stock Purchase Agreements (the “Purchase Agreements”), the majority owners of the Company, Richard C. Meisenheimer, Daniel T. Meisenheimer, III, James Meisenheimer, Meisenheimer Capital, Inc. and Spectrum Associates, Inc. (the “Sellers”) sold a total of 2,744,007 existing common shares of USBL’s common stock at a per share price of $.065, issued 2,400,000 shares of USBL’s common stock at a per share price of $.10 and sold 1,105,644 of USBL’s existing preferred stock at a per share price of $.057 for a total purchase price of $481,066. There were two purchasers of over 5% of the issued and outstanding shares of USBL’s capital stock following these sales, Equity Markets Advisory which owns 8.29% of the issued and outstanding shares of USBL’s common stock and EROP Enterprises LLC which owns 29.24% of the issued and outstanding shares of USBL’s common stock and 100% of the issued and outstanding shares of preferred stock.

As a result of the sale of common and preferred stock by the Sellers, the Company experienced a change in control.

World Equity Markets acted in the capacity of a broker/dealer for the Purchase Agreements and was issued 125,000 shares of common stock for its services and Verde Capital was issued 150,000 shares for Consulting Services.

Effective April 7, 2021, the Board of Directors accepted the resignation of Daniel T. Meisenheimer, III as Chairman of the Board of Directors and President of the Company. Effective April 7, 2021, Saeb Jannoun was appointed to fill the vacancy following the resignation of Daniel T. Meisenheimer, III as Chairman of the Board of Directors and President of the Company. Mr. Michael Pruitt also joined the Board.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

Based on their evaluation as of February 28, 2021, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2021.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2021. We believe that internal control over financial reporting is not effective.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal year ended February 28, 2021. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Daniel T. Meisenheimer III (1)	70	Chairman of the Board and President
Richard C. Meisenheimer (1)	65	Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2021.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its principal executive officer, and principal financial officer. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item 11. Executive Compensation

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer and our Chief Financial Officer (only two officers) for the last two fiscal years ended February 28, 2021 and February 29, 2020:

Name and Principal Position	Fiscal Year	Salary	Fees	All other Compensation	Total

Daniel T. Meisenhimer, III CEO and President	2021 2020	- -	- -	- -	- -

Richard C. Meisenheimer CFO and Vice President	2021 2020	- -	- -	- -	- -

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

The following table sets forth certain information as of May 10, 2020, with respect to the beneficial ownership of both our outstanding Convertible Preferred Stock (the "Preferred Stock") and Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

a)        Loans

For many years, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and their affiliated entities have made loans to us. As of February 28, 2021, USBL was indebted to the principals or their affiliated entities in the sum of $2,159,631. Of the foregoing amount, Spectrum was owed the sum of $1,329,189 and the principals (D. Meisenheimer III and R. Meisenheimer) and their other affiliates were owed $830,442.

b)        Dependency on Affiliates

Over the years we have received a material amount of revenues from affiliated persons or entities.

Item 14. Principal Accountant Fees and Services

Audit Fees

We were billed $10,000 and $10,000 by Fei Qi CPA for the years ended February 28, 2021 and February 29, 2020, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Fei Qi CPA for the year ended February 28, 2021 or February 29, 2020 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Fei Qi CPA for the years ended February 28, 2021 or February 29, 2020.

Pre-Approval Policies

Our Board of Directors has not adopted any blanket pre-approval policies. Instead, the Board will specifically pre-approve the provision for all audit or non-audit services.

Our Board of Directors approved all of the services provided by Fei Qi CPA described in the preceding paragraphs.

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

UNITED STATES BASKETBALL LEAGUE, INC.

By:	/s/ Saeb Jannoun
Saeb Jannoun Chairman and President July 6, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

