Form 10-Q
period 2021-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2021-07-23
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to______

Commission File Number 001-15913

UNITED STATES BASKETBALL LEAGUE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1120072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8270 Woodland Center, Tampa, FL 33614

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 19, 2021, there were 6,827,502 shares of Common Stock, $0.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

 Form 10-Q

For the Quarterly Period Ended May 31, 2021

2

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED STATES BASKETBALL LEAGUE, INC. BALANCE SHEETS
	May 31, 2021	February 28, 2021
ASSETS	(unaudited)
Current Assets:
Cash	$21	$75
Cash in escrow account	234,352
Prepaid stock for services	92,708
Total Assets	$327,081	$75

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$19,025	$271,158
Credit card obligations	-	5,127
Loan payable	3,581	-
Due to related parties	16,344	2,159,631
Total Current Liabilities	38,950	2,435,916

Total Liabilities	38,950	2,435,916

Stockholders' Deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Common stock, $0.01 par value, 100,000,000 shares authorized; 3,552,502 shares issued	35,525	35,525
Common stock to be issued , 3,075,000 and 0 shares issued and outstanding, respectivley	399,250	-
Additional paid-in capital	5,023,225	2,679,855
Accumulated deficit	(5,138,472)	(5,119,824)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Deficit	288,131	(2,435,841)
Total Liabilities and Stockholders' Deficit	$327,081	$75

 The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended May 31,
	2021	2020
Operating Expenses:
Professional fees	$12,025	$2,000
General and administrative	25,370	4,391
Director compensation	48,000	-
Total operating expenses	85,395	6,391

Loss from Operations	(85,395)	(6,391)

Other Income
Gain on forgiveness of debt	66,747	-
Total other income	66,747	-

Net loss	$(18,648)	$(6,391)

Loss per Common Share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic & Diluted	6,627,502	3,552,502

 The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MAY 31, 2020 and 2021 (Unaudited)
	Common Stock		Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance, February 29, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,093,327)	39,975	$(42,454)	$(2,409,344)

Net Loss	—	—	—	—	—	(6,391)	—	—	(6,391)

Balance, May 31, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,099,718)	39,975	$(42,454)	$(2,415,735)

	Common Stock		Preferred Stock		Common Stock	Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	To be Issued	Paid-in Capital	Deficit	Shares	Amount	Total
Balance, February 28, 2021	3,552,502	$35,525	1,105,679	$11,057	$—	$2,679,855	$(5,119,824)	39,975	$(42,454)	$(2,435,841)
Common stock issued for services	—	—	—	—	111,250	—	—	—	—	111,250
Common stock issued for director services	—	—	—	—	48,000	—	—	—	—	48,000
Common stock sold for cash	—	—	—	—	240,000	—	—	—	—	240,000
Forgiveness of related party debt	—	—	—	—	—	2,343,370	—	—	—	2,343,370
Net Loss	—	—	—	—		—	(18,648)	—	—	(18,648)
Balance, May 31, 2021	3,552,502	$35,525	1,105,679	$11,057	$399,250	$2,5,023,225	$(5,138,472)	39,975	$(42,454)	$288,131

 The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended May 31,
	2021	2020
Cash Flows from Operating Activities:

Net loss	$(18,648)	$(6,391)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of debt	(66,747)	—
Common stock granted for services	66,542	—
Changes in operating assets and liabilities:

Accounts payable and accrued expenses	(33,424)	6,297
Net cash used in operating activities	(52,277)	(94)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Increase in due to related parties	42,994	—
Loans payable	3,581	—
Cash proceeds from sale of common stock	240,000	—
Net cash provided by financing activities	286,575	—

Net change in cash	234,298	(94)
Cash, beginning of period	75	301
Cash, end of period	$234,373	$207

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

United States Basketball League, Inc. (“USBL”) is a holding company currently evaluating and assessing new business opportunities. The Company was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Since the inception of the League, USBL has primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations. Seasons from 2008 through 2018, inclusive, have been cancelled.

On April 7, 2021, through a series of Stock Purchase Agreements (the “Purchase Agreements”), the majority owners of the Company, Richard C. Meisenheimer, Daniel T. Meisenheimer, III, James Meisenheimer, Meisenheimer Capital, Inc. and Spectrum Associates, Inc. (the “Sellers”) sold 2,704,007 common shares and 1,105,679 Series A Preferred Shares which it held to a new investor group. In addition, the new investor group invested an additional $ 240,000 and received 2,400,000 shares of restricted common stock. As a result of the sale of common and preferred stock by the Sellers, the Company experienced a change in control.

World Equity Markets acted in the capacity of a broker/dealer for the Purchase Agreements and was issued 125,000 shares of common stock for its services, and Verde Capital was issued 150,000 shares for Consulting Services. Effective April 7, 2021, the Board of Directors accepted the resignation of Daniel T. Meisenheimer, III as Chairman of the Board of Directors and President of the Company. Effective April 7, 2021, Saeb Jannoun was appointed to fill the vacancy following the resignation of Daniel T. Meisenheimer, III as Chairman of the Board of Directors and President of the Company. Mr. Michael Pruitt also joined the Board.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended February 28, 2021, have been omitted.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial stat have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $5,138,472, liabilities of $38,950 and no source of revenue. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	May 31, 2021	February 28, 2021

Legal and accounting services’ vendors	$18,025	$101,424
Transfer agent and EDGAR agent	1,000	8,660
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	—	144,000
Accrued interest on MCREH note payable to president of USBL	—	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	—	2,725
Other	—	777
Total	$19,025	$271,158

NOTE 5 – DUE TO PRIOR RELATED PARTIES

Due to related parties consist of:

	May 31, 2021	February 28, 2021

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$—	$1,324,689
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	—	569,317
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	—	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	—	48,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	—	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	—	5,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	—	159,275
Total	$—	$2,159,631

On April 7, 2021, as part of the purchase and sale agreement, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and their affiliated entities have agreed to cancel previously issued and outstanding loans made to the Company.

Spectrum Associates agreed to cancel indebtedness in the amount of $1,318,789 and the principals (D. Meisenheimer III and R. Meisenheimer) and their other affiliates agreed to cancel indebtedness in the amount of $815,590.

As a result of the debt cancellation the Company recognized a gain on the forgiveness of debt of $66,747 and credited $2,335,493 to additional paid in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2021, Saeb Jannoun, CEO, advanced the Company $3,000 for general operating expense. The advance is non-interest bearing and due on demand.

During the three months ended May 31, 2021, EROP Enterprises LLC (“EROP”), a significant shareholder, advanced the Company $13,344 for general operating expense. The advance is non-interest bearing and due on demand.

On April 7, 2021, the Company issued 200,000 restricted shares of common stock each to two of its directors for services. The shares were valued at $0.12, the closing stock price on the date of grant, for total non-cash expense of $48,000. As of May 31, 2021, the shares have not yet been issued by the transfer agent and have been credited to and disclosed as common stock to be issued.

During the three months ended May 31, 2021, EROP purchased 1,475,000 shares of common stock for $147,500. As of May 31, 2021, the shares have not yet been issued by the transfer agent and have been credited to and disclosed as common stock to be issued.

NOTE 7 – LOAN PAYABLE

During the three months ended May 31, 2021, an individual, advanced the Company $3,581 for general operating expenses. The advance is non-interest bearing and due on demand.

NOTE 8 – PREFERRED STOCK

On May 18, 2021, the Company increased its authorized shares of Preferred Stock to 10,000,000 shares.

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. On May 18, 2021, the Company increased the authorized shares of Preferred from 2,000,000 to 10,000,000. There are 1,105,679 Series A Preferred outstanding. As of May 31, 2021, the Company has not declared any dividends on its preferred stock.

NOTE 9 – COMMON STOCK TRANSACTIONS

On April 29, 2021, the Company issued 125,000 shares of common stock to World Equity Markets who acted in the capacity of a broker/dealer for the Purchase Agreements (Note 1). The shares were valued at $0.71, the closing stock price on the date of grant, for total non-cash expense of $88,750. The expense is being amortized over the six month term of the service agreement with World Equity Markets. As of May 31, 2021, the Company recognized $14,792 of the expense. In addition, as of May 31, 2021, the shares have not yet been issued by the transfer agent and have been credited to and disclosed as common stock to be issued.

On April 6, 2021, the Company issued 150,000 shares of common stock to Verde Capital, LLC for consulting services. The shares were valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $22,500. The expense is being amortized over the one year term of the service agreement with Verde Capital, LLC. As of May 31, 2021, the Company recognized $3,750 of the expense. In addition, as of May 31, 2021, the shares have not yet been issued by the transfer agent and have been credited to and disclosed as common stock to be issued.

During the three months ended May 31, 2021, the Company sold 925,000 shares of common stock for total cash proceeds of $92,500. As of May 31, 2021, the shares have not yet been issued by the transfer agent and have been credited to and disclosed as common stock to be issued.

On May 18, 2021, the Company increased its authorized shares of Common Stock to 100,000,000 shares.

Refer to Note 6 for common stock issued to related parties.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to May 31, 2021, the Company’s transfer agent issued 3,075,000 shares that were disclosed as common stock to be issued as of May 31, 2021.

Subsequent to May 31, 2021, the Company granted 200,000 shares of common stock to EROP for services per the terms of a consulting agreement.

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

Results of Operations

The three months ended May 31, 2021compared to the three months ended May 31, 2020

Revenue

The Company recognized no revenue for the three months ended May 31, 2021 and 2020.

Professional Fees

For the three months ended May 31, 2021, the company incurred $12,025 of professional fees compared to $2,000 for the three months ended May 31, 2020, an increase of $10,025. Professional fees generally consist of audit, legal and accounting expense. The increase in the current period is primarily the result of increased legal fees.

General and Administrative Expense

For the three months ended May 31, 2021, the company incurred $25,370 of general and administrative expense compared to $4,391 for the three months ended May 31, 2020 an increase of $20,979. The increase in the current period is primarily the result of stock compensation of $18,542 as well as an increase of transfer agent fees.

Director Compensation

For the three months ended May 31, 2021, the company incurred $48,000 of director compensation expense compared to $0 for the three months ended May 31, 2020. During the current period we issued common stock to two of our directors for total non-cash stock compensation of $48,000.

Other Income

During the three months ended May 31, 2021, the recognized a gain of forgiveness of debt of $66,747 (Note 5).

Net Loss

For the three months ended May 31, 2021, we had a note loss of $18,648 compared to $6,391 for the three months ended May 31, 2020.

Liquidity and Capital Resources

Operating Activities

For the three months ended May 31, 2021, the company used $52,277 in operating activities compared to $94 for the three months ended May 31, 2020.

Financing Activities

During the three months ended May 31, 2021, we received $240,000 from the sale of common stock. The funds were being held in a trust account until they were transferred to the Company in June 2021. We received a cash advances from our CEO of $3,000 and $39,994 from members of the prior management. We also received $3,581 from another party to assist with general operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of May 31, 2021.

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
July 21, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

