Form 10-Q
period 2021-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2021-10-13
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 7, 2021, there were 7,146,202 shares of Common Stock, $0.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

Form 10-Q

For the Quarterly Period Ended August 31, 2021

PART I

FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC.

BALANCE SHEETS

	August 31,	February 28,
	2021	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$216,530	$75
Prepaid	5,250	—
Prepaid stock for services	125,978	—
Total Assets	$347,758	$75

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,100	$271,158
Credit card obligations	—	5,127
Due to related parties	—	2,159,631
Total Current Liabilities	2,100	2,435,916

Total Liabilities	2,100	2,435,916

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 1,105,679 shares issued and outstanding	11,057	11,057
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,146,202 and 3,552,502 shares issued, respectively	71,462	35,525
Additional paid-in capital	5,649,888	2,679,855
Accumulated deficit	(5,344,295)	(5,119,824)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Equity (Deficit)	345,658	(2,435,841)
Total Liabilities and Stockholders' Deficit	$347,758	$75

The accompanying notes are an integral part of these unaudited financial statements.

4

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Operating Expenses:
Professional fees	$247	$2,000	$12,272	$4,000
General and administrative	80,096	2,143	105,466	6,534
Director compensation	—	—	48,000	—
Total operating expenses	80,343	4,143	165,738	10,534

Loss from Operations	(80,343)	(4,143)	(165,738)	(10,534)

Other Income (Expense):
Gain on forgiveness of debt	—	—	66,747	—
Other income	2,000	—	2,000	—
Loss on conversion of debt – related party	(127,480)	—	(127,480)	—
Total other expense	(125,480)	—	(58,733)	—

Net loss	$(205,823)	$(4,143)	$(224,471)	$(10,534)

Loss per Common Share:
Basic & Diluted	$(0.04)	$(0.00)	$(0.05)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic & Diluted	5,211,993	3,552,502	4,386,782	3,552,502

The accompanying notes are an integral part of these unaudited financial statements.

5

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2020 and 2021

(Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance, February 29, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,093,327)	39,975	$(42,454)	$(2,409,344)
Net Loss	—	—	—	—	—	(6,391)	—	—	(6,391)
Balance, May 31, 2020	3,552,502	35,525	1,105,679	11,057	$2,679,855	(5,099,718)	39,975	(42,454)	(2,415,735)
Net Loss	—	—	—	—	—	(4,143)	—	—	(4,143)
Balance, August 31, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,103,861)	39,975	$(42,454)	$(2,419,878)

	Common Stock		Preferred Stock		Common Stock	Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	To be Issued	Paid-in Capital	Deficit	Shares	Amount	Total
Balance, February 28, 2021	3,552,502	$35,525	1,105,679	$11,057	$—	$2,679,855	$(5,119,824)	39,975	$(42,454)	$(2,435,841)
Common stock issued for services	—	—	—	—	111,250	—	—	—	—	111,250
Common stock issued for director services	—	—	—	—	48,000	—	—	—	—	48,000
Common stock sold for cash	—	—	—	—	240,000	—	—	—	—	240,000
Forgiveness of related party debt	—	—	—	—	—	2,343,370	—	—	—	2,343,370
Net Loss	—	—	—	—	—	—	(18,648)	—	—	(18,648)
Balance, May 31, 2021	3,552,502	$35,525	1,105,679	$11,057	$399,250	$5,023,225	$(5,138,472)	39,975	$(42,454)	$288,131
Common stock issued for services	875,000	8,750	—	—	(159,250)	254,500	—	—	—	104,000
Common stock sold for cash	2,400,000	24,000	—	—	(240,000)	216,000	—	—	—	—
Common stock issued for loans payable – related party	318,700	3,187	—	—	—	156,163	—	—	—	159,350
Net Loss	—	—	—	—	—	—	(205,823)	—	—	(205,823)
Balance, August 31, 2021	7,146,202	$71,462	1,105,679	$11,057	$—	$5,649,888	$(5,344,295)	39,975	$(42,454)	$345,658

The accompanying notes are an integral part of these unaudited financial statements.

5

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	August 31,
	2021	2020
Cash Flows from Operating Activities:

Net loss	$(224,471)	$(10,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(66,747)	—
Loss on conversion of debt – related party	127,480	—
Common stock granted for director fees	48,000	—
Common stock granted for services	77,978	—
Changes in operating assets and liabilities:
Prepaids	6,044	—
Accounts payable and accrued expenses	(50,349)	10,297
Net cash used in operating activities	(82,065)	(237)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Increase in due to related parties	58,520	—
Loans payable	3,581	—
Repayment of loan payable	(3,581)	—
Cash proceeds from sale of common stock	240,000	—
Net cash provided by financing activities	298,520	—

Net change in cash	216,455	(237)
Cash, beginning of period	75	301
Cash, end of period	$216,530	$64

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental disclosure of non-cash financing activity:
Related party loans converted to common stock	$31,870	$—

The accompanying notes are an integral part of these unaudited financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended February 28, 2021, have been omitted.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial stat have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $5,344,295, and no source of revenue. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	August 31, 2021	February 28, 2021
	(unaudited)
Legal and accounting services’ vendors	$2,100	$101,424
Transfer agent and EDGAR agent	—	8,660
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	—	144,000
Accrued interest on MCREH note payable to president of USBL	—	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	—	2,725
Other	—	777
Total	$2,100	$271,158

NOTE 5 – DUE TO PRIOR RELATED PARTIES

Due to related parties consist of:

	August 31, 2021	February 28, 2021
	(unaudited)
USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$—	$1,324,689
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	—	569,317
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	—	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	—	48,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	—	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	—	5,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	—	159,275
Total	$—	$2,159,631

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2021, Saeb Jannoun, CEO advanced the Company $3,000 for general operating expense. The advance was non-interest bearing and due on demand. On July 26, 2021, Mr. Jannoun converted the $3,000 into 30,000 shares of common stock. The shares were valued at $0.50, the closing stock price on the date of conversion, for a loss on conversion of debt of $12,000.

During the six months ended August 31, 2021, EROP Enterprises LLC (“EROP”), a significant shareholder, advanced the Company $28,870 for general operating expense. The advance was non-interest bearing and due on demand. On July 26, 2021, EROP converted the $28,870 into 288,700 shares of common stock. The shares were valued at $0.50, the closing stock price on the date of conversion, for a loss on conversion of debt of $115,480.

On April 7, 2021, the Company issued 200,000 restricted shares of common stock each to two of its directors for services. The shares were valued at $0.12, the closing stock price on the date of grant, for total non-cash expense of $48,000.

During the six months ended August 31, 2021, EROP purchased 1,475,000 shares of common stock for $147,500. In addition, the Company granted 200,000 shares of common stock to EROP for services per the terms of a consulting agreement. The shares were valued at $0.52, the closing stock price on the date of grant, for total non-cash expense of $104,000. The expense is being amortized over the one-year term of the service agreement with Verde Capital, LLC. As of August 31, 2021, the Company recognized $21,667 of the expense.

NOTE 7 – LOAN PAYABLE

During the six months ended August 31, 2021, an individual, advanced the Company $3,581 for general operating expenses. The advance was non-interest bearing and due on demand. The advance was repaid in July 2021.

NOTE 8 – PREFERRED STOCK

On May 18, 2021, the Company increased its authorized shares of Preferred Stock from 2,000,000 to 10,000,000 shares.

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. There are 1,105,679 Series A Preferred outstanding. As of August 31, 2021, the Company has not declared any dividends on its preferred stock.

NOTE 9 – COMMON STOCK TRANSACTIONS

On April 29, 2021, the Company issued 125,000 shares of common stock to World Equity Markets who acted in the capacity of a broker/dealer for the Purchase Agreements (Note 1). The shares were valued at $0.71, the closing stock price on the date of grant, for total non-cash expense of $88,750. The expense is being amortized over the six-month term of the service agreement with World Equity Markets. As of August 31, 2021, the Company recognized $59,167 of the expense.

On April 6, 2021, the Company issued 150,000 shares of common stock to Verde Capital, LLC for consulting services. The shares were valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $22,500. The expense is being amortized over the one-year term of the service agreement with Verde Capital, LLC. As of August 31, 2021, the Company recognized $8,438 of the expense.

During the six months ended August 31, 2021, the Company sold 925,000 shares of common stock for total cash proceeds of $92,500.

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

OVERVIEW

United States Basketball League, Inc. (OTC: USBL) is an emerging diversified investment vehicle focused on participating in and acquiring interests that are leading edge in their respective market niches, and that have expectations of enhancing shareholder values. Based in Tampa, Florida, the Management, Advisors, and the Board of the Company are currently engaged in evaluating and assessing new business opportunities.

Results of Operations

The three months ended August 31, 2021compared to the three months ended August 31, 2020

Revenue

The Company recognized no revenue for the three months ended August 31, 2021 and 2020.

Professional Fees

For the three months ended August 31, 2021, the company incurred $247 of professional fees compared to $2,000 for the three months ended August 31, 2020, a decrease of $1,753. Professional fees generally consist of audit, legal, accounting and transfer agent fees expense.

General and Administrative Expense

For the three months ended August 31, 2021, the company incurred $80,096 of general and administrative expense compared to $2,143 for the three months ended August 31, 2020 an increase of $77,953. The increase in the current period is primarily the result of stock compensation of $70,730.

Director Compensation

For the three months ended August 31, 2021, the company incurred $48,000 of director compensation expense compared to $0 for the three months ended August 31, 2020. During the current period we issued common stock to two of our directors for total non-cash stock compensation of $48,000.

Other Income/Expense

During the three months ended August 31, 2021, the Company recognized a related party loss on conversion of debt of $127,480 (Note 6) and $2,000 of other income. There was no other income or expense in the prior period.

Net Loss

For the three months ended August 31, 2021, we had a note loss of $205,823 compared to $4,143 for the three months ended August 31, 2020. Our increase in net loss is largely attributed to non-cash stock compensation expense.

The six months ended August 31, 2021compared to the six months ended August 31, 2020

Revenue

The Company recognized no revenue for the six months ended August 31, 2021 and 2020.

Professional Fees

For the six months ended August 31, 2021, the company incurred $12,272 of professional fees compared to $4,000 for the six months ended August 31, 2020, an increase of $8,272. Professional fees generally consist of audit, legal, accounting and transfer agent fees expense.

General and Administrative Expense

For the six months ended August 31, 2021, the company incurred $105,466 of general and administrative expense compared to $6,534 for the six months ended August 31, 2020 an increase of $98,932. The increase in the current period is primarily the result of stock compensation of $89,272.

Director Compensation

For the six months ended August 31, 2021, the company incurred $48,000 of director compensation expense compared to $0 for the six months ended August 31, 2020. During the current period we issued common stock to two of our directors for total non-cash stock compensation of $48,000.

Other Income/Expense

During the six months ended August 31, 2021, we recognized a gain of forgiveness of debt of $66,747 (Note 5), related party loss on conversion of debt of $127,480 (Note 6) and $2,000 of other income. There was no other income or expense in the prior period.

Net Loss

For the six months ended August 31, 2021, we had a note loss of $224,471 compared to $10,534 for the six months ended August 31, 2020. Our increase in net loss is largely attributed to non-cash stock compensation expense.

Liquidity and Capital Resources

Operating Activities

For the six months ended August 31, 2021, the company used $82,065 in operating activities compared to $237 for the six months ended August 31, 2020.

Financing Activities

During the six months ended August 31, 2021, we received $240,000 from the sale of common stock. We received a cash advances from our CEO of $3,000, $28,870 from another related party and $39,994 from members of the prior management. We also received $3,581 from another party to assist with general operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of August 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Saeb Jannoun
Saeb Jannoun
Chairman and President
October 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.