Form 10-Q/A
period 2021-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2021-10-20
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note: This Amendment No. 1 of the Form 10-Q/A for the quarter ended August 31, 2021, is being filed solely to add additional detail to Note 1 for the sale of common and preferred stock that resulted in the change of control.

UNITED STATES BASKETBALL LEAGUE, INC.

Form 10-Q/A

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

On April 7, 2021, through a series of Stock Purchase Agreements (the “Purchase Agreements”), the majority owners of the Company, Richard C. Meisenheimer, Daniel T. Meisenheimer, III, James Meisenheimer, Meisenheimer Capital, Inc. and Spectrum Associates, Inc. (the “Sellers”) sold 2,704,007 common shares which it held, to a new investor group. The Sellers also sold 1,105,644 of USBL’s preferred stock at a per share price of $.057 per share to EROP Enterprises, LLC. In addition, the new investor group invested an additional $240,000 and received 2,400,000 shares of restricted common stock. As a result of the sale of common and preferred stock by the Sellers, the Company experienced a change in control.

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

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. There are 1,105,679 Series A Preferred outstanding, 1,105,644 of which are held by EROP. As of August 31, 2021, the Company has not declared any dividends on its preferred stock.

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
October 20, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.