Form 10-K
period 2022-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2022-06-15
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

or

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-15913

UNITED STATES BASKETBALL LEAGUE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1120072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8270 Woodland Center, Tampa, FL 33614

(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code (813) 769-3500

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock , $.01 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻ No ⌧

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,270,124 as of August 31, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,845,348 shares of common stock as of June 14, 2022.

UNITED STATES BASKETBALL LEAGUE, INC.

PART I

Item 1. Business.

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Annual Report, the terms “USBL,” “we,” “us,” “our,” “our company” and “our business” refer, to United States Basketball League, Inc. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Item 1B. Unresolved Staff Comments

None

Item 2.Properties

We do not own any property

Item 3.Legal Proceedings.

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

Item 4.Mine Safety Disclosures.

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

Holders

At May 25, 2022 there were approximately 726 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Olde Monmouth Stock Transfer, 200 Memorial Pkwy, Atlantic Highlands, NJ 07716. Their telephone number is (732) 872-2727.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended February 28, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Year Ended February 28, 2022, Compared to the Year Ended February 29, 2021

Revenue

The Company recognized consulting revenue of $5,000 for the year ended February 28, 2022, compared to $0 for the year ended February 28, 2021.

Professional Fees

For the year ended February 28, 2022, the company incurred $31,551 of professional fees compared to $13,750 for the year ended February 28, 2021, an increase of $17,801 or 129,.5%. Professional fees generally consist of audit, legal, accounting and transfer agent fees. The increase in the current year is due to an increase of legal, audit and transfer agent fees.

General and Administrative Expense

For the year ended February 28, 2022, the company incurred $229,484 of general and administrative expenses compared to $12,747 for the year ended February 28, 2021, an increase of $216,737. The increase in the current period is primarily the result of stock compensation of $183,042 and other fees related to our SEC filings.

Director Compensation

For the year ended February 28, 2022, the company incurred $48,000 of director compensation expense compared to $0 for the year ended February 28, 2021. During the current period we issued common stock to two of our directors for total non-cash stock compensation of $48,000.

Other Income/Expense

During the year ended February 28, 2022, we recognized a gain of forgiveness of debt of $55,270 (Note 5), related party loss on conversion of debt of $127,480 (Note 6), an expense of $1,699,145 related to the conversion of preferred stock and $2,000 of other income. There was no other income or expense in the prior period.

Net Loss

For the year ended February 28, 2022, we had a note loss of $2,073,390 compared to $26,497 for the year ended February 28, 2021. Our increase in net loss is largely attributed to non-cash stock compensation expense and the expense incurred with the conversion of preferred stock.

Liquidity and Capital Resources

Operating Activities

For the year ended February 28, 2022, the company used $117,989 in operating activities compared to $1,226 for the year ended February 28, 2021.

Financing Activities

During the year ended February 28, 2022, we received $240,000 from the sale of common stock. We received a cash advances from our CEO of $3,000, $28,870 from another related party and $29,800 from members of the prior management. We also received $3,581 from another party to assist with general operating expenses.

The Company expects it will again have to rely on affiliates for loans to assist it in meeting its current obligations. With respect to long term needs, the Company recognizes that in order for USBL to be successful, USBL has to develop a meaningful sales and promotional program. This will require an investment of additional capital. Given the Company’s current financial condition, the ability of the Company to raise additional capital other than from affiliates is questionable.

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

Item 8. Financial Statements and Supplementary Data

UNITED STATES BASKETBALL LEAGUE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United States Basketball League, Inc. (the “Company”) as of February 28, 2022 and February 28, 2021 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended February 28, 2022 and February 28, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of United States Basketball League Inc. as of February 28, 2022 and February 28, 2021 and the results of its operations and cash flows for the year ended February 28, 2022 and February 28, 2021 conformity with accounting principles generally accepted in the United States.

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

/s/ QI CPA LLC

Valley Stream, New York

June 15 , 2022

We have served as the Company’s auditor since 2020.

UNITED STATES BASKETBALL LEAGUE, INC.

BALANCE SHEETS

	February 28,	February 28,
	2022	2021
ASSETS
Current Assets:
Cash	$180,756	$75
Prepaid stock for services	32,208	—
Total Assets	$212,964	$75

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$13,478	$271,158
Credit card obligations	—	5,127
Due to related parties	—	2,159,631
Total Current Liabilities	13,478	2,435,916

Total Liabilities	13,478	2,435,916

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none and 1,105,679 shares issued and outstanding, respectively	—	11,057
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,845,348 and 3,552,502 shares issued, respectively	88,453	35,525
Additional paid-in capital	7,346,701	2,679,855
Accumulated deficit	(7,193,214)	(5,119,824)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Equity (Deficit)	199,486	(2,435,841)
Total Liabilities and Stockholders’ Deficit	$212,964	$75

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28,
	2022	2021
Revenue – related party	$5,000	$—

Operating Expenses:
Professional fees	$31,551	$13,750
General and administrative	229,484	12,747
Director compensation	48,000	—
Total operating expenses	309,035	26,497

Loss from Operations	(304,035)	(26,497)

Other Income (Expense):
Gain on forgiveness of debt	55,270	—
Other income	2,000	—
Interest expense	(1,699,145)	—
Loss on conversion of debt – related party	(127,480)	—
Total other expense	(1,769,355)	—

Net loss	$(2,073,390)	$(26,497)

Loss per Common Share:
Basic and Diluted	$(0.36)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	5,752,866	3,512,527

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 28, 2022 and 2021

	Common Stock		Preferred Stock		Additional	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance, February 28, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,093,327)	39,975	$(42,454)	$(2,409,344)
Net Loss	—	—	—	—	—	(26,497)	—	—	(26,497)
Balance, February 28, 2021	3,552,502	35,525	1,105,679	11,057	2,679,855	(5,119,824)	39,975	(42,454)	(2,435,841)
Common stock issued for director services	400,000	4,000	—	—	44,000	—	—	—	48,000
Forgiveness of related party debt	—	—	—	—	2,346,971	—	—	—	2,346,971
Common stock issued for services	475,000	4,750	—	—	210,500	—	—	—	215,250
Common stock sold for cash	2,400,000	24,000	—	—	216,000	—	—	—	240,000
Common stock issued for loans payable – related party	318,700	3,187	—	—	156,163	—	—	—	159,350
Common stock issued for conversion of preferred	1,699,146	16,991	(1,105,679)	(11,057)	1,693,212	—	—	—	1,699,146
Net Loss	—	—	—	—	—	(2,073,390)	—	—	(2,073,390)
Balance, February 28, 2022	8,845,348	$88,453	—	$—	$7,346,701	$(7,193,214)	39,975	$(42,454)	$199,486

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28,
	2022	2021
Cash Flows from Operating Activities:

Net loss	$(2,073,390)	$(26,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(55,270)	—
Loss on conversion of debt – related party	127,480	—
Interest stock expense	1,699,145	—
Common stock issued for director fees	48,000	—
Common stock issued for services	183,043	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(46,997)	25,271
Net cash used in operating activities	(117,989)	(1,226)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Increase in due to related parties	58,670	1,000
Loans payable	3,581	—
Repayment of loan payable	(3,581)	—
Cash proceeds from sale of common stock	240,000	—
Net cash provided by financing activities	298,670	1,000

Net change in cash	180,681	(226)
Cash, beginning of year	75	301
Cash, end of year	$180,756	$75

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental disclosure of non-cash financing activity:
Related party loans converted to common stock	$31,870	$—

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2022

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the collectability of receivables, useful lives of long-lived assets and recoverability of those assets, impairment in fair value of goodwill, valuation allowances for income taxes, stock-based compensation.

Concentration of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended February 28, 2022 or 2021.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements on February 28, 2022 and 2021.

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

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of February 28, 2022, and 2021, no liability for unrecognized tax benefits was required to be reported.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has chosen the early adoption of ASU 2020-06. The adoption of ASU 2020-06, had a material effect on the Company’s financial statements. If the standard was not early adopted the Company would have recognize s full OID on its convertible notes.

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $7,193,214, and few sources of revenue. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	February 28,	February 28,
	2022	2021

Legal and accounting services’ vendors	$—	$101,424
Transfer agent and EDGAR agent	—	8,660
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	—	144,000
Accrued interest on MCREH note payable to president of USBL	—	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	—	2,725
Other	—	777
Total	$—	$271,158

NOTE 5 – DUE TO PRIOR RELATED PARTIES

Due to related parties consist of:

	February 28,	February 28,
	2022	2021

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$—	$1,324,689
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	—	569,317
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	—	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	—	48,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	—	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	—	5,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	—	159,275
Total	$—	$2,159,631

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

As a result of the debt cancellation the Company recognized a gain on the forgiveness of debt of $55,270 and credited $2,346,971 to additional paid in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended February 28, 2022, Saeb Jannoun, CEO advanced the Company $3,000 for general operating expense. The advance was non-interest bearing and due on demand. On July 26, 2021, Mr. Jannoun converted the $3,000 into 30,000 shares of common stock. The shares were valued at $0.50, the closing stock price on the date of conversion, for a loss on conversion of debt of $12,000.

During the year ended February 28, 2022, EROP Enterprises LLC (“EROP”), a significant shareholder, advanced the Company $28,870 for general operating expense. The advance was non-interest bearing and due on demand. On July 26, 2021, EROP converted the $28,870 into 288,700 shares of common stock. The shares were valued at $0.50, the closing stock price on the date of conversion, for a loss on conversion of debt of $115,480.

On April 7, 2021, the Company issued 200,000 restricted shares of common stock each to two of its directors for services. The shares were valued at $0.12, the closing stock price on the date of grant, for total non-cash expense of $48,000.

During the year ended February 28, 2022, EROP purchased 1,475,000 shares of common stock for $147,500. In addition, the Company granted 200,000 shares of common stock to EROP for services per the terms of a consulting agreement. The shares were valued at $0.52, the closing stock price on the date of grant, for total non-cash expense of $104,000. The expense is being amortized over the one-year term of the service agreement with EROP. As of February 28, 2022, the Company recognized $73,667 of the expense.

During the year ended February 28, 2022, the Company was engaged by a relative of a shareholder to provide consulting services. As of February 28, 2022, the Company has recorded $5,000 of consulting revenue for services provided.

During the year ended February 28, 2022, an individual of EROP, advanced the Company $3,581 for general operating expenses. The advance was non-interest bearing and due on demand. The advance was repaid in July 2021.

NOTE 7 – PREFERRED STOCK

On May 18, 2021, the Company increased its authorized shares of Preferred Stock from 2,000,000 to 10,000,000 shares.

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. On February 28, 2022, EROP converted its 1,105,679 shares of Series A Preferred stock into 1,699,146 shares of common stock. As a result of the conversion the Company recognized interest expense of $1,699,145. As of February 28, 2022, there were no shares of preferred stock issued and outstanding.

NOTE 8 – COMMON STOCK TRANSACTIONS

On April 29, 2021, the Company issued 125,000 shares of common stock to World Equity Markets who acted in the capacity of a broker/dealer for the Purchase Agreements (Note 1). The shares were valued at $0.71, the closing stock price on the date of grant, for total non-cash expense of $88,750. The expense is being amortized over the six-month term of the service agreement with World Equity Markets. As of February 28, 2022, the Company recognized $88,750 of the expense.

On April 6, 2021, the Company issued 150,000 shares of common stock to Verde Capital, LLC for consulting services. The shares were valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $22,500. The expense is being amortized over the one-year term of the service agreement with Verde Capital, LLC. As of February 28, 2022, the Company recognized $20,625 of the expense.

During the year ended February 28, 2022, the Company sold 2,400,000 shares of common stock for total cash proceeds of $240,000.

On May 18, 2021, the Company increased its authorized shares of Common Stock to 100,000,000 shares.

Refer to Note 6 for common stock issued to related parties.

NOTE 9 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

Net deferred tax assets consist of the following components as of February:

	2022	2021
Deferred tax assets:
NOL Carryover	$(295,000)	$(279,500)
Related Party Accruals	—	561,500
Less: valuation allowance	(295,000)	(282,000)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended February 28, due to the following:

	2022	2021
Deferred Tax Assets:
Book Loss	$(435,400)	$(5,600)
Related Party Accruals	(453,500)	200
Other nondeductible expenses	341,700
Less valuation allowance	547,200	5,400
	$—	$—

At February 28, 2022, the Company had net operating loss carry forwards of approximately $1,135,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the February 28, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

Based on their evaluation as of February 28, 2022, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2022.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2022. We believe that internal control over financial reporting is not effective.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal year ended February 28, 2022. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Saeb Jannoun	65	Chairman of the Board and President
Michael D. Pruitt	61	Board Member

Background of Executive Officers and Directors

Saeb Jannoun, CEO. Saeb is a serial entrepreneur, and investor since 1994. Mr. Jannoun has a Bachelor’s in business administration and a CFP degree. He has been the CEO and a Board Member of several public companies and is currently the CEO of United States Basketball League Inc. Mr. Jannoun is the founder of Tess Holdings LLC, Living 360 LLC and Thirty 05 LLC., which concentrate on investments ranging from health care to real estate. One of the main goals attributed to Mr. Jannoun’s leadership is finding the best partners for companies he is involved in and building shareholder value.

Michael D. Pruitt joined our Board of Directors in April 2021. He founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments in 1999. In 2001, he formed Avenel Ventures, a technology investment and private venture capital firm. In February 2005, Mr. Pruitt formed Chanticleer Holdings, Inc., then a public holding company (now known as Sonnet BioTherapeutics Holdings, Inc.), and he served as Chairman of the Board of Directors and Chief Executive Officer until April 1, 2020, at which time the restaurant operations of Chanticleer Holdings were spun out into a new public entity, Amergent Hospitality Group, Inc., where Mr. Pruitt has served as its Chairman and Chief Executive Officer to date. Mr. Pruitt also served as a director on the board of Hooters of America, LLC from 2011 to 2019. Mr. Pruitt received a B.A. degree from Costal Carolina University. He currently sits on the Board of Visitors of the E. Craig Wall Sr. College of Business Administration, the Coastal Education Foundation Board, and the Athletic Committee of the Board of Trustees. Mr. Pruitt’s over 15 years of day-to-day operational leadership and service as a board member at public companies Chanticleer Holdings, IMAC Holdings and Amergent Hospitality Group make him well qualified as a member of the Board. He also brings transactional expertise in mergers and acquisitions and capital markets.

The Company does not have a separate audit committee. The Board of Directors functions as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2022.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to its principal executive officer, and principal financial officer. As a small public company with limited funds and other resources, the Company elected not to incur the time and expense of adopting such a code.

Item 11. Executive Compensation

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer and our Chief Financial Officer (only two officers) for the last two fiscal years ended February 28, 2022 and February 29, 2021:

				All other
Name and Principal Position	Fiscal Year	Salary	Fees	Compensation	Total
Saeb Jannoun	2022	—	—	—	—
CEO and President	2021	—	—	—	—

Daniel T. Meisenhimer, III	2022	—	—	—	—
Former CEO and President	2021	—	—	—	—

Richard C. Meisenheimer	2022	—	—	—	—
Former CFO and Vice President	2021	—	—	—	—

Employment Agreements

We have had no formal employment agreements with any of our officers, and none have taken any salary.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

Our directors do not receive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of May 25, 2022, with respect to the beneficial ownership of our outstanding Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

The address of each holder listed below, except as otherwise indicated, is c/o United States Basketball League, Inc., 8270 Woodland Center, Tampa, FL 33614.

		Percent of
	Shares	Common Stock
	Beneficially owned of	Beneficially
Name and Address of Beneficial Owner	Common Stock	Owned
EROP Enterprises LLC	2,323,700	32.52%
Equity Markets Advisory LLC	550,000	7.70%
Thirty-05, LLC	505,000	7.07%
All Beneficial Owners (3 persons)	3,378,700	47.29%

Saeb Jannoun, CEO, is the control person for Thirty-05, LLC. Vince Sbarra is the owner of EROP Capital, Steve Apolant is Manager of Equity Markets Advisory LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended February 28, 2022, Saeb Jannoun, CEO advanced the Company $3,000 for general operating expense. The advance was non-interest bearing and due on demand. On July 26, 2021, Mr. Jannoun converted the $3,000 into 30,000 shares of common stock. The shares were valued at $0.50, the closing stock price on the date of conversion, for a loss on conversion of debt of $12,000.

During the year ended February 28, 2022, EROP Enterprises LLC (“EROP”), a significant shareholder, advanced the Company $28,870 for general operating expense. The advance was non-interest bearing and due on demand. On July 26, 2021, EROP converted the $28,870 into 288,700 shares of common stock. The shares were valued at $0.50, the closing stock price on the date of conversion, for a loss on conversion of debt of $115,480.

On April 7, 2021, the Company issued 200,000 restricted shares of common stock each to two of its directors for services. The shares were valued at $0.12, the closing stock price on the date of grant, for total non-cash expense of $48,000.

During the year ended February 28, 2022, EROP purchased 1,475,000 shares of common stock for $147,500. In addition, the Company granted 200,000 shares of common stock to EROP for services per the terms of a consulting agreement. The shares were valued at $0.52, the closing stock price on the date of grant, for total non-cash expense of $104,000. The expense is being amortized over the one-year term of the service agreement with EROP. As of February 28, 2022, the Company recognized $73,667 of the expense.

During the year ended February 28, 2022, the Company was engaged by a relative of a shareholder to provide consulting services. As of February 28, 2022, the Company has recorded $5,000 of consulting revenue for services provided.

Item 14. Principal Accountant Fees and Services

Audit Fees

We were billed $10,000 and $11,750 by Fei Qi CPA, our independent public accounting firm, for the years ended February 28, 2022 and February 29, 2021, respectively, for professional services rendered for the audits of our annual financial statements and reviews of our financial statements included in our Forms 10-Q and 10-K.

Tax Fees

We have not incurred expenses or been billed by Fei Qi CPA for the years ended February 28, 2022 or 2021 for fees for tax compliance, tax advice or tax planning services.

All Other Fees

There were no other fees billed to us by Fei Qi CPA for the years ended February 28, 2022 or 2021.

Pre-Approval Policies

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART VI

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. FORM OF 10-K SUMMARY

None.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES BASKETBALL LEAGUE, INC.

/s/ Saeb Jannoun
Saeb Jannoun
Chairman and President
June 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.