Form 10-Q
period 2022-05-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2022-07-14
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 14, 2022, there were 8,845,348 shares of Common Stock, $0.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

Form 10-Q

For the Quarterly Period Ended May 31, 2022

PART I

FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC.

CONDENSED BALANCE SHEETS

	May 31,	February 28,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$153,442	$180,756
Prepaid stock for services	4,333	32,208
Other prepaids	6,250	—
Total Assets	$164,025	$212,964

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,940	$13,478
Total Current Liabilities	2,940	13,478

Total Liabilities	2,940	13,478

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none and 1,105,679 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,845,348 and 8,845,348 shares issued, respectively	88,453	88,453
Additional paid-in capital	7,346,701	7,346,701
Accumulated deficit	(7,231,615)	(7,193,214)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders' Equity	161,085	199,486
Total Liabilities and Stockholders' Deficit	$164,025	$212,964

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	May 31,
	2022	2021
Operating Expenses:
Professional fees	$7,500	$12,025
General and administrative	30,901	25,370
Director compensation	—	48,000
Total operating expenses	38,401	85,395

Loss from Operations	(38,401)	(85,395)

Other Income:
Gain on forgiveness of debt	—	66,747
Total other income	—	66,747

Net loss	$(38,401)	$(18,648)

Loss per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	8,845,348	6,627,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MAY 31, 2021 and 2022

(Unaudited)

										Total
	Common Stock		Preferred Stock		Common Stock	Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	To be Issued	Paid-in Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance, February 28, 2021	3,552,502	$35,525	1,105,679	$11,057	$—	$2,679,855	$(5,119,824)	39,975	$(42,454)	$(2,435,841)
Common stock issued for services	—	—	—	—	111,250	—	—	—	—	111,250
Common stock issued for director services	—	—	—	—	48,000	—	—	—	—	48,000
Common stock sold for cash	—	—	—	—	240,000	—	—	—	—	240,000
Forgiveness of related party debt	—	—	—	—	—	2,343,370	—	—	—	2,343,370
Net Loss	—	—	—	—	—	—	(18,648)	—	—	(18,648)
Balance, May 31, 2021	3,552,502	$35,525	1,105,679	$11,057	$399,250	$25,023,225	$(5,138,472)	39,975	$(42,454)	$288,131

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance, February 28, 2022	8,845,348	$88,453	$7,346,701	$(7,193,214)	39,975	$(42,454)	$199,486
Net Loss	—	—	—	(38,401)	—	—	(38,401)
Balance, May 31, 2022	8,845,348	$88,453	$7,346,701	$(7,231,615)	39,975	$(42,454)	$161,085

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	May 31,
	2022	2021
Cash Flows from Operating Activities:

Net loss	$(38,401)	$(18,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	—	(66,747)
Common stock issued for services	—	66,542
Changes in operating assets and liabilities:
Prepaids	21,625	—
Accounts payable and accrued expenses	(10,538)	(33,424)
Net cash used in operating activities	(27,314)	(52,277)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Increase in due to related parties	—	42,994
Loans payable	—	3,581
Cash proceeds from sale of common stock	—	240,000
Net cash provided by financing activities	—	286,575

Net change in cash	(27,314)	234,298
Cash, beginning of year	180,756	75
Cash, end of year	$153,442	$234,373

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended February 28, 2022, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the collectability of receivables, useful lives of long-lived assets and recoverability of those assets, impairment in fair value of goodwill,

Recently Issued Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $7,231,615, and few sources of revenue. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended February 28, 2022, the Company granted 200,000 shares of common stock to EROP for services per the terms of a consulting agreement. The shares were valued at $0.52, the closing stock price on the date of grant, for total non-cash expense of $104,000. The expense is being amortized over the one-year term of the service agreement with EROP. As of February 28, 2022, the Company recognized $73,667 of the expense. During the three months ended May 31, 2022, another $26,000 was recognized to expense, leaving a prepaid balance of $4,333.

NOTE 5 – PREFERRED STOCK

On May 18, 2021, the Company increased its authorized shares of Preferred Stock from 2,000,000 to 10,000,000 shares.

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. As of May 31, 2022, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

The three months ended May 31,2022 compared to the three months ended May 31, 2021

Professional Fees

For the three months ended May 31, 2022, the company incurred $7,500 of professional fees compared to $12,025 for the three months ended May 31, 2021, a decrease of $4,525 or 37.6%. Professional fees generally consist of audit, legal, accounting and transfer agent fees expense. The decrease in the current period is mainly due to a decrease of legal fees during the current period.

General and Administrative Expense

For the three months ended May 31, 2022, the company incurred $30,901 of general and administrative expense compared to $25,370 for the three months ended May 31, 2021 an increase of $5,531 or 21.8%. The increase in the current period is primarily the result of increased consulting expense.

Director Compensation

For the three months ended May 31, 2022, the company incurred $0 of director compensation expense compared to $48,000 for the three months ended May 31, 2021. During the prior period we issued common stock to two of our directors for total non-cash stock compensation of $48,000.

Other Income/Expense

We had no other income or expense for three months ended May 31, 2022. For the three months ended May 31, 2021, we recognized a gain of forgiveness of debt of $66,747.

Net Loss

For the three months ended May 31, 2022, we had a net loss of $38,401 compared to $18,648 for the three months ended May 31, 2021.

Liquidity and Capital Resources

Operating Activities

For the three months ended May 31, 2022, the company used $27,314 in operating activities compared to $52,277 for the three months ended May 31, 2021.

Financing Activities

During the three months ended May 31, 2022, we neither received nor used any funds for financing activities. During the three months ended May 31, 2021, we received $240,000 from the sale of common stock, a cash advance from our CEO of $3,000 and $39,994 from members of the prior management. We also received $3,581 from another party to assist with general operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of May 31, 2022.

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
July 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.