Form 10-Q
period 2022-08-31
UNITED STATES BASKETBALL LEAGUE INC
filed 2022-10-14
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 10, 2022, there were 8,845,348 shares of Common Stock, $0.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

Form 10-Q

For the Quarterly Period Ended August 31, 2022

PART I

FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC.

CONDENSED BALANCE SHEETS

	August 31,	February 28,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$147,669	$180,756
Prepaid stock for services	—	32,208
Other prepaids	4,345	—
Total Assets	$152,014	$212,964

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,123	$13,478
Total Current Liabilities	1,123	13,478

Total Liabilities	1,123	13,478

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none and 1,105,679 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,845,348 and 8,845,348 shares issued and outstanding, respectively	88,453	88,453
Additional paid-in capital	7,346,701	7,346,701
Accumulated deficit	(7,241,809)	(7,193,214)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Equity	150,891	199,486
Total Liabilities and Stockholders’ Deficit	$152,014	$212,964

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Operating Expenses:
Professional fees	$3,340	$247	$10,840	$12,272
General and administrative	6,854	80,096	37,755	105,466
Director compensation	—	—	—	48,000
Total operating expenses	10,194	80,343	48,595	165,738

Loss from Operations	(10,194)	(80,343)	(48,595)	(165,738)

Other Income (Expense):
Gain on forgiveness of debt	—	—	—	66,747
Other income	—	2,000	—	2,000
Loss on conversion of debt – related party	—	(127,480)	—	(127,480)
Total other expense	—	(125,480)	—	(58,733)

Net loss	$(10,194)	$(205,823)	$(48,595)	$(224,471)

Loss per Common Share:
Basic and Diluted	$(0.00)	$(0.04)	$(0.00)	$(0.05)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	8,845,348	5,211,993	8,845,348	4,386,782

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2021 and 2022

(Unaudited)

										Total
	Common Stock		Preferred Stock		Common Stock	Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	To be Issued	Paid-in Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance, February 28, 2021	3,552,502	$35,525	1,105,679	$11,057	$—	$2,679,855	$(5,119,824)	39,975	$(42,454)	$(2,435,841)
Common stock issued for services	—	—	—	—	111,250	—	—	—	—	111,250
Common stock issued for director services	—	—	—	—	48,000	—	—	—	—	48,000
Common stock sold for cash	—	—	—	—	240,000	—	—	—	—	240,000
Forgiveness of related party debt	—	—	—	—	—	2,343,370	—	—	—	2,343,370
Net Loss	—	—	—	—	—	—	(18,648)	—	—	(18,648)
Balance, May 31, 2021	3,552,502	35,525	1,105,679	11,057	399,250	5,023,225	(5,138,472)	39,975	(42,454)	288,131
Common stock issued for services	875,000	8,750	—	—	(159,250)	254,500	—	—	—	104,000
Common stock sold for cash	2,400,000	24,000	—	—	(240,000)	216,000	—	—	—	—
Common stock issued for loans payable – related party	318,700	3,187	—	—	—	156,163	—	—	—	159,350
Net Loss	—	—	—	—	—	—	(205,823)	—	—	(205,823)
Balance, August 31, 2021	7,146,202	$71,462	1,105,679	$11,057	$—	$5,649,888	$(5,344,295)	39,975	$(42,454)	$345,658

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance, February 28, 2022	8,845,348	$88,453	$7,346,701	$(7,193,214)	39,975	$(42,454)	$199,486
Net Loss	—	—	—	(38,401)	—	—	(38,401)
Balance, May 31, 2022	8,845,348	88,453	7,346,701	(7,231,615)	39,975	(42,454)	161,085
Net Loss	—	—	—	(10,194)	—	—	(10,194)
Balance, August 31, 2022	8,845,348	$88,453	$7,346,701	$(7,241,809)	39,975	$(42,454)	$150,891

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	August 31,
	2022	2021
Cash Flows from Operating Activities:

Net loss	$(48,595)	$(224,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	—	(66,747)
Loss on conversion of debt – related party	—	127,480
Common stock granted for director fees	—	48,000
Common stock issued for services	—	77,978
Changes in operating assets and liabilities:
Prepaids	27,863	6,044
Accounts payable and accrued expenses	(12,355)	(50,349)
Net cash used in operating activities	(33,087)	(82,065)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Increase in due to related parties	—	58,520
Loan payable	—	3,581
Repayment of loan payable	—	(3,581)
Cash proceeds from sale of common stock	—	240,000
Net cash provided by financing activities	—	298,520

Net change in cash	(33,087)	216,455
Cash, beginning of period	180,756	75
Cash, end of period	$147,669	$216,530

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—
Supplemental disclosure of non-cash financing activity:
Related party loans converted to common stock	$—	$31,870

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended February 28, 2022, have been omitted.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $7,241,809, and few sources of revenue. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended February 28, 2022, the Company granted 200,000 shares of common stock to EROP for services per the terms of a consulting agreement. The shares were valued at $0.52, the closing stock price on the date of grant, for total non-cash expense of $104,000. The expense is being amortized over the one-year term of the service agreement with EROP. As of February 28, 2022, the Company recognized $73,667 of the expense. During the six months ended August 31, 2022, the remaining $30,333 was recognized to expense. During the six months ended August 31, 2022, the total prepaid expensed was $32,208.

NOTE 5 – PREFERRED STOCK

On May 18, 2021, the Company increased its authorized shares of Preferred Stock from 2,000,000 to 10,000,000 shares.

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. As of August 31, 2022, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

The three months ended August 31,2022 compared to the three months ended August 31, 2021

Professional Fees

For the three months ended August 31, 2022, the company incurred $3,340 of professional fees compared to $247 for the three months ended August 31, 2021, an increase of $3,093. Professional fees generally consist of audit, legal, accounting and transfer agent fees expense.

General and Administrative Expense

For the three months ended August 31, 2022, the company incurred $6,854 of general and administrative expense (“G&A”) compared to $80,096 for the three months ended August 31, 2021, a decrease of $73,242 or 91.4% In the prior period we incurred $66,400 more of consulting expense for stock issued for services.

Other Income/Expense

We had no other income or expense for three months ended August 31, 2022. During the three months ended August 31, 2021, the Company recognized a related party loss on conversion of debt of $127,480 and $2,000 of other income.

Net Loss

For the three months ended August 31, 2022, we had a net loss of $10,194 compared to $205,823 for the three months ended August 31, 2021. We had a decrease of our net loss due to the reasons discussed above.

The six months ended August 31, 2022 compared to the six months ended August 31, 2021

Professional Fees

For the six months ended August 31, 2022, the company incurred $10,840 of professional fees compared to $12,272 for the six months ended August 31, 2021, a decrease of $1,432 or 11.7%. Professional fees generally consist of audit, legal, accounting and transfer agent fees expense. The decrease in the current period is mainly due to a decrease of transfer agent fees.

General and Administrative Expense

For the six months ended August 31, 2022, the company incurred $37,755 of G&A expense compared to $105,466 for the six months ended August 31, 2021, a decrease of $67,711 or 64.2% In the prior period we incurred $66,400 more of consulting expense for stock issued for services.

Director Compensation

For the six months ended August 31, 2022, the company incurred $0 of director compensation expense compared to $48,000 for the six months ended August 31, 2021. During the prior period we issued common stock to two of our directors for total non-cash stock compensation of $48,000.

Other Income/Expense

We had no other income or expense for six months ended August 31, 2022. During the six months ended August 31, 2021, the Company recognized a related party loss on conversion of debt of $127,480, $2,000 of other income and a gain on forgiveness of debt of $66,147.

Net Loss

For the six months ended August 31, 2022, we had a net loss of $48,585 compared to $224,471 for the six months ended August 31, 2021. We had a decrease of our net loss due to the reasons discussed above.

Liquidity and Capital Resources

Operating Activities

For the six months ended August 31, 2022, the company used $33,087 in operating activities compared to $82,065 for the six months ended August 31, 2021.

Financing Activities

During the six months ended August 31, 2022, we neither received nor used any funds for financing activities. During the six months ended August 31, 2021, we received $240,000 from the sale of common stock. We received a cash advance from our CEO of $3,000, $28,870 from another related party and $39,994 from members of the prior management. We also received $3,581 from another party to assist with general operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of August 31, 2022.

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
October 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.