Form 10-Q
period 2022-11-30
UNITED STATES BASKETBALL LEAGUE INC
filed 2023-01-09
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of January 4, 2023, there were 10,345,348 shares of Common Stock, $0.01 par value per share, outstanding.

UNITED STATES BASKETBALL LEAGUE, INC.

Form 10-Q

For the Quarterly Period Ended November 30, 2022

PART I

FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

UNITED STATES BASKETBALL LEAGUE, INC.

CONDENSED BALANCE SHEETS

	November 30,	February 28,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$133,713	$180,756
Prepaid stock for services	135,000	32,208
Other prepaids	2,440	—
Total Assets	$271,153	$212,964

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$5,040	$13,478
Total Current Liabilities	5,040	13,478

Total Liabilities	5,040	13,478

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 10,345,348 and 8,845,348 shares issued and outstanding, respectively	103,453	88,453
Additional paid-in capital	7,736,701	7,346,701
Accumulated deficit	(7,531,587)	(7,193,214)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Equity	266,113	199,486
Total Liabilities and Stockholders’ Deficit	$271,153	$212,964

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Revenue – related party	$—	$5,000	$—	$5,000

Operating Expenses:
Professional fees	7,100	5,151	17,940	17,423
General and administrative	80,178	87,720	117,933	193,186
Director compensation	202,500	—	202,500	48,000
Total operating expenses	289,778	92,871	338,373	258,609

Loss from Operations	(289,778)	(87,871)	(338,373)	(253,609)

Other Income (Expense):
Gain on forgiveness of debt	—	—	—	66,747
Other income	—	—	—	2,000
Loss on conversion of debt – related party	—	—	—	(127,480)
Total other expense	—	—	—	(58,733)

Net loss	$(289,778)	$(87,871)	$(338,373)	$(312,342)

Loss per Common Share:
Basic and Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.06)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	9,405,788	7,146,202	9,030,803	5,303,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2021 and 2022

(Unaudited)

			Series A							Total
	Common Stock		Preferred Stock		Common Stock	Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	To be Issued	Paid-in Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance, February 28, 2021	3,552,502	$35,525	1,105,679	$11,057	$—	$2,679,855	$(5,119,824)	39,975	$(42,454)	$(2,435,841)
Common stock issued for services	—	—	—	—	111,250	—	—	—	—	111,250
Common stock issued for director services	—	—	—	—	48,000	—	—	—	—	48,000
Common stock sold for cash	—	—	—	—	240,000	—	—	—	—	240,000
Forgiveness of related party debt	—	—	—	—	—	2,343,370	—	—	—	2,343,370
Net Loss	—	—	—	—	—	—	(18,648)	—	—	(18,648)
Balance, May 31, 2021	3,552,502	35,525	1,105,679	11,057	399,250	5,023,225	(5,138,472)	39,975	(42,454)	288,131
Common stock issued for services	875,000	8,750	—	—	(159,250)	254,500	—	—	—	104,000
Common stock sold for cash	2,400,000	24,000	—	—	(240,000)	216,000	—	—	—	—
Common stock issued for loans payable – related party	318,700	3,187	—	—	—	156,163	—	—	—	159,350
Net Loss	—	—	—	—	—	—	(205,823)	—	—	(205,823)
Balance, August 31, 2021	7,146,202	71,462	1,105,679	11,057	—	5,649,888	(5,344,295)	39,975	(42,454)	345,658
Net Loss	—	—	—	—	—	—	(87,871)	—	—	(87,871)
Balance, November 30, 2021	7,146,202	$71,462	1,105,679	$11,057	$—	$5,649,888	$(5,432,166)	39,975	$(42,454)	$257,787

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance, February 28, 2022	8,845,348	$88,453	$7,346,701	$(7,193,214)	39,975	$(42,454)	$199,486
Net Loss	—	—	—	(38,401)	—	—	(38,401)
Balance, May 31, 2022	8,845,348	88,453	7,346,701	(7,231,615)	39,975	(42,454)	161,085
Net Loss	—	—	—	(10,194)	—	—	(10,194)
Balance, August 31, 2022	8,845,348	88,453	7,346,701	(7,241,809)	39,975	(42,454)	150,891
Common stock issued for director services	750,000	7,500	195,000	—	—	—	202,500
Common stock issued for services	750,000	7,500	195,000	—	—	—	202,500
Net Loss	—	—	—	(289,778)	—	—	(289,778)
Balance, November 30, 2022	10,345,348	$103,453	$7,736,701	$(7,531,587)	39,975	$(42,454)	$266,113

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	November 30,
	2022	2021
Cash Flows from Operating Activities:

Net loss	$(338,373)	$(312,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	—	(66,747)
Loss on conversion of debt – related party	—	127,480
Common stock granted for director fees	202,500	48,000
Common stock issued for services	67,500	150,480
Changes in operating assets and liabilities:
Accounts receivable	—	(5,000)
Prepaids	29,768	(3,236)
Accounts payable and accrued expenses	(8,438)	(44,286)
Net cash used in operating activities	(47,043)	(105,651)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Increase in due to related parties	—	58,520
Loan payable	—	3,581
Repayment of loan payable	—	(3,581)
Cash proceeds from sale of common stock	—	240,000
Net cash provided by financing activities	—	298,520

Net change in cash	(47,043)	192,869
Cash, beginning of period	180,756	75
Cash, end of period	$133,713	$192,944

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—
Supplemental disclosure of non-cash financing activity:
Related party loans converted to common stock	$—	$31,870
Common stock issued for prepaid services	$135,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

United States Basketball League, Inc. (“USBL”, ”the Company”) was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Prior to the pending merger, USBL has primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, USBL has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations.

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

On November 23, 2022, USBL entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shurepower, LLC d/b/a Shorepower Technologies, Inc. (“Shorepower”) under which Shorepower will be merged with and into USBL subject to several closing conditions, including satisfactory completion of due diligence reviews by each party to the Merger Agreement, Shorepower providing USBL with the most recent two years of audited financial statements by a PCAOB auditor, USBL authorizing a new class of Series B preferred stock with each Series B preferred share having the voting power of 40 shares of USBL common stock, USBL completing a stock and warrant financing to have a minimum of $480,000 in cash at closing (the “USBL Pre-Merger Financing”) and USBL not having any debt or contingent liabilities of any kind at the time of the closing.

The transaction is expected to close in January 2023.

Shorepower is a transportation electrification infrastructure manufacturer of Electric Vehicle Supply Equipment (EVSE), Truck Stop Electrification (TSE) and electric standby Transport Refrigeration Unit (eTRU) station. They have 60 operational TSE facilities with over 1,800 individual electrified parking spaces in 31 states. Shorepower’s stations are EPA SmartWay-Verified and CARB-Verified. Shorepower is a New York limited liability company with headquarters in Hillsboro (Portland Area), Oregon and office in Detroit, Michigan metro area. Shorepower is a certified minority owned business enterprise (MBE). The Shorepower management team is comprised of a group of seasoned individuals with knowledge of technology, transportation and heavy-duty vehicles and nearly two decades working together. Combined, the team has managed over $16 million in government contracts and grant funds to deploy transportation electrification throughout the nation.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $7,531,587, and few sources of revenue. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2022, the Company granted 500,000 shares of common stock to EROP for services per the terms of a consulting agreement. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $135,000. The expense is being amortized over the three-month term of the service agreement with EROP. As of November 30, 2022, the Company recognized $45,000 of the expense.

During the three months ended November 30, 2022, the Company granted 500,000 shares of common stock to Thirty-05, LLC, a company owned by Saeb Jannoun, for officer and director services. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $135,000.

During the three months ended November 30, 2022, the Company granted 250,000 shares of common stock to Michael Pruitt for director services. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $67,500.

NOTE 5 – COMMON STOCK

During the three months ended November 30, 2022, the Company granted 250,000 shares of common stock to Millennial Investments, LLC for consulting services per the terms of a consulting agreement. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $135,000. The expense is being amortized over the three-month term of the service agreement. As of November 30, 2022, the Company recognized $22,500 of the expense.

NOTE 6 – PREFERRED STOCK

On May 18, 2021, the Company increased its authorized shares of Preferred Stock from 2,000,000 to 10,000,000 shares.

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. As of November 30, 2022, there were no shares of Series A issued and outstanding.

As part of the contemplated merger, the Company plans to designate one million (1,000,000) of its 10,000,000 shares of authorized Preferred Stock as Series B Preferred. Each Series B preferred share will have the voting power of 40 shares of the Company’s common stock. The Series B Preferred will have no conversion feature.

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

Results of Operations

For the three months ended November 30, 2022 compared to the three months ended November 30, 2021

Revenue

The Company recognized consulting revenue of $0 for the three months ended November 30, 2022, compared to $5,000 for the three months ended November 30, 2021.

Professional Fees

For the three months ended November 30, 2022, the company incurred $7,100 of professional fees compared to $5,151 for the three months ended November 30, 2021, an increase of $1,949 or 37.8%. Professional fees generally consist of audit, legal, accounting and transfer agent fees expense. In the current period we had an increase to our accounting, audit fees and transfer agent fees.

General and Administrative Expense

For the three months ended November 30, 2022, the company incurred $80,178 of general and administrative expense (“G&A”) compared to $87,720 for the three months ended November 30, 2021, a decrease of $7,542 or 8.6%. The decrease in mainly due to lower edgar fees and no travel expense.

Director Compensation

For the three months ended November 30, 2022, we issued shares of common stock to our directors for services, incurring $202,500 of non-cash expense. We had no director compensation in the prior period.

Other Income/Expense

We had no other income or expense for three months ended November 30, 2022 and 2021.

Net Loss

For the three months ended November 30, 2022, we had a net loss of $289,778 compared to $87,871 for the three months ended November 30, 2021, an increase of $201,907. We had an increase of our net loss primarily due to the expense incurred for common stock issued for services.

For the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021

Revenue

The Company recognized consulting revenue of $0 for the nine months ended November 30, 2022, compared to $5,000 for the nine months ended November 30, 2021.

Professional Fees

For the nine months ended November 30, 2022, the company incurred $17,940 of professional fees compared to $17,423 for the nine months ended November 30, 2021, an increase of $517 or 2.9%. Professional fees generally consist of audit, legal, accounting and transfer agent fees expense.

General and Administrative Expense

For the nine months ended November 30, 2022, the company incurred $117,933 of G&A expense compared to $193,186 for the nine months ended November 30, 2021, a decrease of $75,253 or 39% In the prior period we incurred $50,722 more of consulting expense for stock issued for services.

Director Compensation

For the nine months ended November 30, 2022, the company incurred $202,500 of director compensation expense compared to $48,000 for the nine months ended November 30, 2021. During the current period we issued shares of common stock to our directors for services, incurring $202,500 of non-cash expense. During the prior period we issued common stock to two of our directors for total non-cash stock compensation of $48,000.

Other Income/Expense

We had no other income or expense for nine months ended November 30, 2022. During the nine months ended November 30, 2021, we had total other expense of $58,733. The Company recognized a related party loss on conversion of debt of $127,480, $2,000 of other income and a gain on forgiveness of debt of $66,147.

Net Loss

For the nine months ended November 30, 2022, we had a net loss of $338,373 compared to $312,342 for the nine months ended November 30, 2021. We had an increase of our net loss mainly due to the added expense incurred for stock issued for director services.

Liquidity and Capital Resources

Operating Activities

For the nine months ended November 30, 2022, the company used $47,073 of cash in operating activities compared to $105,651 for the nine months ended November 30, 2021.

Financing Activities

During the nine months ended November 30, 2022, we neither received nor used any funds for financing activities. During the nine months ended November 30, 2021, we received $240,000 from the sale of common stock. We received a cash advance from our CEO of $3,000, $28,870 from another related party and $39,994 from members of the prior management. We also received $3,581 from another party to assist with general operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of November 30, 2022.

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
January 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.