Form 10-K/A
period 2022-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2023-06-14
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

5291 NE Elam Young Pkwy, Suite 160, Hillsboro, OR 97124

(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code (503) 892-7345

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

EXPLANATORY NOTE: The Company’s Form 10-K for the year ended February 28, 2022, is being restated to correctly present the shares of Series A preferred stock that were converted into shares of common stock. The conversion, although effective on February 28, 2022, was not processed by the transfer agent until March 4, 2022. In addition, a disclosure was added to Note 6, for services provided by a related party. There were no changes to the total assets, liabilities, or net loss as a result of the restatement.

UNITED STATES BASKETBALL LEAGUE, INC.

2

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

We do not own any property.

Item 3. Legal Proceedings.

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

Item 4. Mine Safety Disclosures.

Not applicable.

3

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

4

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K/A for a summary of our critical accounting policies and recently adopted and issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

5

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

Explanatory Paragraph

As discussed in Note 10 to the financial statements, the 2022 financial statements have been restated to correct two misstatements.

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

/s/ QI CPA LLC

Valley Stream, New York

June 13, 2023

We have served as the Company’s auditor since 2020.

UNITED STATES BASKETBALL LEAGUE, INC.

BALANCE SHEETS

	February 28,	February 28,
	2022	2021
	(Restated)
ASSETS
Current Assets:
Cash	$180,756	$75
Prepaid stock for services	32,208	—
Total Assets	$212,964	$75

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$13,478	$271,158
Credit card obligations	—	5,127
Due to related parties	—	2,159,631
Total Current Liabilities	13,478	2,435,916

Total Liabilities	13,478	2,435,916

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none and 1,105,679 shares issued and outstanding	11,057	11,057
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,146,202 and 3,552,502 shares issued, respectively	71,462	35,525
Additional paid-in capital	5,653,489	2,679,855
Shares to be issued	1,699,146	—
Accumulated deficit	(7,193,214)	(5,119,824)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Equity (Deficit)	199,486	(2,435,841)
Total Liabilities and Stockholders’ Deficit	$212,964	$75

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

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 28, 2022 and 2021

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Shares to	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Shares	Amount	(Deficit)
Balance, February 28, 2020	3,552,502	$35,525	1,105,679	$11,057	$2,679,855	$(5,093,327)	$—	39,975	$(42,454)	$(2,409,344)
Net Loss	—	—	—	—	—	(26,497)	—	—	—	(26,497)
Balance, February 28, 2021	3,552,502	35,525	1,105,679	11,057	2,679,855	(5,119,824)	—	39,975	(42,454)	(2,435,841)
Common stock issued for director services	400,000	4,000	—	—	44,000	—	—	—	—	48,000
Forgiveness of related party debt	—	—	—	—	2,346,971	—	—	—	—	2,346,971
Common stock issued for services	475,000	4,750	—	—	210,500	—	—	—	—	215,250
Common stock sold for cash	2,400,000	24,000	—	—	216,000	—	—	—	—	240,000
Common stock issued for loans payable – related party	318,700	3,187	—	—	156,163	—	—	—	—	159,350
Conversion of preferred stock to common stock	—	—	—	—	—	—	1,699,146	—	—	1,699,146
Net Loss	—	—	—	—	—	(2,073,390)	—	—	—	(2,073,390)
Balance, February 28, 2022 (Restated)	7,146,202	$71,462	1,105,679	$11,057	$5,653,489	$(7,193,214)	$1,699,146	39,975	$(42,454)	$199,486

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	February 28,	February 28,
	2022	2021

Legal and accounting services’ vendors	$13,478	$101,424
Transfer agent and EDGAR agent	—	8,660
Rent due Genvest, LLC (an entity controlled by the two officers of USBL)	—	144,000
Accrued interest on MCREH note payable to president of USBL	—	13,562
Security deposit due CADCOM (an entity controlled by the two officers of USBL)	—	2,725
Other	—	777
Total	$13,478	$271,158

NOTE 5 – DUE TO PRIOR RELATED PARTIES

Due to related parties consist of:

	February 28,	February 28,
	2022	2021

USBL loans payable to Spectrum Associates, Inc. (“Spectrum”), a corporation controlled by the two officers of USBL, interest at 6%, due on demand	$—	$1,324,689
USBL loans payable to the two officers of USBL, interest at 6%, due on demand	—	569,317
USBL loans payable to Daniel T. Meisenheimer, Jr. Trust, a trust controlled by the two officers of USBL, non-interest bearing, due on demand	—	48,850
MCREH note payable to president of USBL, interest at 7%, due on demand	—	48,000
MCREH loan payable to Spectrum, non-interest bearing, due on demand	—	4,500
MCREH loan payable to president of USBL, non-interest bearing, due on demand	—	5,000
MCREH loan payable to Meisenheimer Capital, Inc., non-interest bearing, due on demand	—	159,275
Total	$—	$2,159,631

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

From February 1, 2022 through February 28, 2022, EROP provided consutling services for total cash compensation of $7,000.

NOTE 7 – PREFERRED STOCK

On May 18, 2021, the Company increased its authorized shares of Preferred Stock from 2,000,000 to 10,000,000 shares.

Each share of preferred stock has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into one share of common stock. On February 28, 2022, EROP converted its 1,105,679 shares of Series A Preferred stock into 1,699,146 shares of common stock. As a result of the conversion the Company recognized interest expense of $1,699,145. The conversion was not processed by the transfer agent until March 4, 2022, therefore, although the expense has been recognized as of February 28, 2022, the conversion is not reflected in the shares outstanding.

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

NOTE 10 – RESTATEMENT

The balance sheet as of February 28, 2022, is being restated to correctly present the shares of Series A preferred stock that were converted into shares of common stock. The conversion, although effective on February 28, 2022, was not processed by the transfer agent until March 4, 2022.

As of February 28, 2022
	As Reported	Adjusted	As Restated

Current Assets:
Cash	$180,756	$—	$180,756
Prepaid stock for services	32,208	—	32,208
Total Assets	$212,964	$—	$212,964

Current Liabilities:
Accounts payable	$13,478	$—	$13,478
Total Current Liabilities	13,478	—	13,478

Stockholders’ Equity (Deficit):
Series A preferred stock, $0.01 par value, 1,105,644 shares issued and outstanding	—	11,057	11,057
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,146,202	88,453	(16,991)	71,462
Additional paid-in capital	7,346,701	(1,693,212)	5,653,489
Shares to be issued	—	1,699,146	1,699,146
Accumulated deficit	(7,193,214)	—	(7,193,214)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	—	(42,454)
Total Stockholders’ Equity	199,486	—	199,486
Total Liabilities and Stockholders’ Deficit	$212,964	$—	$212,964

NOTE 11 – SUBSEQUENT EVENTS

On March 4, 2022, per EROP’s conversion (Note 7) 1,105,679 shares of Series A Preferred stock were cancelled and 1,699,146 shares of common stock were issued.

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

Name and Address of Beneficial Owner	Shares Beneficially owned of Common Stock	Percent of Common Stock Beneficially Owned
EROP Enterprises LLC	2,323,700	32.52%
Equity Markets Advisory LLC	550,000	7.70%
Thirty-05, LLC	505,000	7.07%
All Beneficial Owners (3 persons)	3,378,700	47.29%

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

UNITED STATES BASKETBALL LEAGUE, INC.

Date: June 13, 2023

/s/ Jeff Kim
Jeff Kim
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

11