Form 10-K
period 2023-02-28
UNITED STATES BASKETBALL LEAGUE INC
filed 2023-06-22
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended February 28, 2023

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

Common Stock, $.01 par value

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,077,326 as of August 31, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 47,435,106 shares of common stock as of June 16, 2023.

UNITED STATES BASKETBALL LEAGUE, INC.

2

PART I

Item 1. Business.

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Annual Report, the terms “SPEV,” “we,” “us,” “our,” “our company” and “our business” refer, to United States Basketball League, Inc. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Until March 22, 2023, we were an emerging diversified investment vehicle focused on acquiring equity in companies that we believed were or could be leaders in the markets in which they were involved. .

On November 23, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shurepower, LLC d/b/a Shorepower Technologies (“Shorepower”), under which Shorepower was merged with and into SPEV (formerly “USBL”) The closing occurred on March 22, 2023.

Shorepower is a transportation electrification infrastructure manufacturer of Electric Vehicle Supply Equipment (EVSE), Truck Stop Electrification (TSE) and electric standby Transport Refrigeration Unit (eTRU) stations. They have 60 operational TSE facilities with over 1,800 individual electrified parking spaces in 31 states. Shorepower’s stations are EPA SmartWay-Verified and CARB-Verified. Shorepower has its headquarters in Hillsboro, Oregon, near Portland, Oregon, and an office in Detroit, Michigan metro area. Shorepower is a certified minority owned business enterprise (MBE). The Shorepower management team is comprised of a group of seasoned individuals with knowledge of technology, transportation and heavy-duty vehicles and nearly two decades working together. Combined, the team has managed over $16 million in government contracts and grant funds to deploy transportation electrification throughout the nation.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. Unresolved Staff Comments

None

3

Item 2. Properties

Not applicable.

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

Our common stock is quoted on the OTC QB Market under the symbol “SPEV (formerly “USBL”)”.

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

Holders

As of May 25, 2023 there were approximately 736 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Olde Monmouth Stock Transfer, 200 Memorial Pkwy, Atlantic Highlands, NJ 07716. Their telephone number is (732) 872-2727.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

As of February 17, 2023, to fund the purchase of Shorepower, we sold 11,000,000 shares of our common stock through the purchase of units at a price of $0.06 per unit, each unit consisting of one share of common stock and one warrant to purchase one shares of our common stock, for total proceeds of $660,000.

Issuer Purchase of Securities

We did not repurchase any of our securities during our fiscal year ended February 28, 2023.

Item 6. [Reserved]

4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Year Ended February 28, 2023, Compared to the Year Ended February 28, 2022

Revenue

We recognized consulting revenue of $0 for the year ended February 28, 2023, compared to $5,000 for the year ended February 28, 2022.

Professional Fees

For the year ended February 28, 2023, we incurred $131,300 of professional fees compared to $31,551 for the year ended February 28, 2022, an increase of $99,749 or 316.2%. Professional fees generally consist of audit, legal, accounting and transfer agent fees. The increase in the current year is due to an increase of legal, audit and transfer agent fees.

General and Administrative Expense

For the year ended February 28, 2023, we incurred $263,505 of general and administrative expenses compared to $229,484 for the year ended February 28, 2022, an increase of $34,021 or 14.8%. The increase in the current period is primarily the result of stock compensation of $183,042 and other fees related to our SEC filings.

Officer Compensation

For the year ended February 28, 2023, we incurred $135,000 of director compensation expense compared to $0 for the year ended February 28, 2022. During the current year we issued 500,000 shares of common stock for total non-cash stock compensation of $135,000.

Director Compensation

For the year ended February 28, 2023, we incurred $67,500 of director compensation expense compared to $48,000 for the year ended February 28, 2022. During the current year we issued 250,000 shares of our common stock for total non-cash stock compensation of $67,500. During the prior year we issued common stock to two of our directors for total non-cash stock compensation of $48,000.

Other Income/Expense

During the year ended February 28, 2023, we had no other income or expense. During the year ended February 28, 2022, we recognized a gain of forgiveness of debt of $55,270 (Note 5), related party loss on conversion of debt of $127,480 (Note 4), an expense of $1,699,145 related to the conversion of preferred stock and $2,000 of other income.

Net Loss

For the year ended February 28, 2023, we had a net loss of $597,305 compared to $2,073,390 for the year ended February 28, 2022. Our decrease in net loss is largely attributed to our decrease in other expense from the prior year.

Liquidity and Capital Resources

Operating Activities

For the year ended February 28, 2023, we used $160,670 in operating activities compared to $117,989 for the year ended February 28, 2022.

Financing Activities

During the year ended February 28, 2023, we received $660,000 from the sale of our common stock. During the year ended February 28, 2022, we received $240,000 from the sale of our common stock. We received a cash advance from our CEO of $3,000, $28,870 from another related party and $29,800 from members of the prior management. We also received $3,581 from another party to assist with general operating expenses.

We will need to raise additional financing through grants, loans, securities offerings or additional investments to fund our ongoing operations. Under the Bipartisan Infrastructure Law that became law on November 15, 2021, Congress will inject $7.5 billion specifically for charging stations. Shorepower has been highly successful in obtaining government contracts and grants to deploy electric transportation infrastructure projects, in the past. We have a goal of securing up to 5% ($375,000,000) of the available funds and up to 10% by the end of the EV charging station program under the Bipartisan Infrastructure Law.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopted and issued accounting standards.

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

Item 8. Financial Statements and Supplementary Data

UNITED STATES BASKETBALL LEAGUE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United States Basketball League, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United States Basketball League, Inc. (the “Company”) as of February 28, 2023 and February 28, 2022 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended February 28, 2023 and February 28, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of United States Basketball League Inc. as of February 28, 2023 and February 28, 2022 and the results of its operations and cash flows for the year ended February 28, 2023 and February 28, 2022 conformity with accounting principles generally accepted in the United States.

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

/s/ QI CPA LLC

Valley Stream, New York

June 22, 2023

We have served as the Company’s auditor since 2020.

Auditor info:

PCAOB ID 6631

UNITED STATES BASKETBALL LEAGUE, INC.

BALANCE SHEETS

	February 28,	February 28,
	2023	2022
		(Restated)
ASSETS
Current Assets:
Cash	$77,086	$180,756
Funds held in escrow	553,000
Prepaid stock for services	—	32,208
Other prepaids	535	—
Receivable – related party	50,000
Total Assets	$680,621	$212,964

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$13,440	$13,478
Total Current Liabilities	13,440	13,478

Total Liabilities	13,440	13,478

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; none and 1,105,644 shares issued and outstanding, respectively	—	11,057
Series B preferred stock, $0.01 par value, 2,000,000 shares designated; 2,000,000 and 0 shares issued and outstanding, respectively	20,000	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,435,106 and 7,146,202 shares issued and outstanding, respectively	474,351	71,462
Additional paid-in capital	8,005,803	5,653,489
Common shares to be issued	—	1,699,146
Accumulated deficit	(7,790,519)	(7,193,214)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Equity	667,181	199,486
Total Liabilities and Stockholders’ Deficit	$680,621	$212,964

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28,
	2023	2022
Revenue – related party	$—	$5,000

Operating Expenses:
Professional fees	131,300	31,551
General and administrative	263,505	229,484
Officer compensation	135,000	—
Director compensation	67,500	48,000
Total operating expenses	597,305	309,035

Loss from Operations	(597,305)	(304,035)

Other Income (Expense):
Gain on forgiveness of debt	—	55,270
Other income	—	2,000
Preferred stock expense	—	(1,699,145)
Loss on conversion of debt – related party	—	(127,480)
Total other expense	—	(1,769,355)

Net loss	$(597,305)	$(2,073,390)

Loss per Common Share: Basic and Diluted	$(0.01)	$(0.36)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	47,133,596	5,752,866

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 28, 2023 and 2022

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Shares to	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	be Issued	Capital	Deficit	Be Issued	Shares	Amount	(Deficit)
Balance, February 28, 2021	3,552,502	$35,525	1,105,679	$11,057	—	$—	$2,679,855	$(5,119,824)	—	39,975	$(42,454)	$(2,435,841)
Common stock issued for director services	400,000	4,000	—	—	—	—	44,000	—	—	—	—	48,000
Forgiveness of related party debt	—	—	—	—	—	—	2,346,971	—	—	—	—	2,346,971
Common stock issued for services	475,000	4,750	—	—	—	—	210,500	—	—	—	—	215,250
Common stock sold for cash	2,400,000	24,000	—	—	—	—	216,000	—	—	—	—	240,000
Common stock issued for loans payable – related party	318,700	3,187	—	—	—	—	156,163	—	—	—	—	159,350
Conversion of preferred stock to common stock	—	—	—	—	—	—	—	—	1,699,146	—	—	1,699,146
Net Loss	—	—	—	—	—	—	—	(2,073,390)	—	—	—	(2,073,390)
Balance, February 28, 2022 (restated)	7,142,202	71,462	1,105,679	11,057	—	—	5,653,489	(7,193,214)	1,699,146	39,975	(42,454)	199,486
Common stock issued for director services	250,000	2,500	—	—	—	—	65,000	—	—	—	—	67,500
Common stock issued for officer compensation	500,000	5,000	—	—	—	—	130,000	—	—	—	—	135,000
Common stock issued for services – related party	500,000	5,000	—	—	—	—	130,000	—	—	—	—	135,000
Common stock issued for services	250,000	2,500	—	—	—	—	65,000	—	—	—	—	67,500
Shares issued for pending acquisition	26,089,758	260,898	—	—	2,000,000	20,000	(280,898)	—	—	—	—	—
Common stock and warrants sold for cash	11,000,000	110,000	—	—	—	—	550,000	—	—	—	—	660,000
Conversion of preferred stock to common stock	1,699,146	16,991	(1,105,679)	(11,057)	—	—	1,693,212	—	(1,699,146)	—	—
Net Loss	—	—	—	—	—	—	—	(597,305)	—	—	—	(597,305)
Balance, February 28, 2023	47,435,106	$474,351	—	$—	2,000,000	$20,000	$8,005,803	$(7,790,519)	—	39,975	$(42,454)	$667,181

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28,
	2023	2022
Cash Flows from Operating Activities:

Net loss	$(597,305)	$(2,073,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	—	(55,270)
Loss on conversion of debt – related party	—	127,480
Preferred stock expense	—	1,699,145
Common stock granted for director fees	67,500	48,000
Common stock granted for officer compensation	135,000	—
Common stock issued for services – related party	135,000
Common stock issued for services	67,500	183,043
Changes in operating assets and liabilities:
Prepaids	31,673	—
Accounts payable and accrued expenses	(38)	(46,997)
Net cash used in operating activities	(160,670)	(117,989)

Cash Flows from Investing Activities
Loan receivable – related party	(50,000)	—
Net cash used in investing activities	(50,000)	—

Cash Flows from Financing Activities:
Increase in due to related parties	—	58,670
Loan payable	—	3,581
Repayment of loan payable	—	(3,581)
Cash proceeds from sale of common stock	660,000	240,000
Net cash provided by financing activities	660,000	298,670

Net change in cash	449,330	180,681
Funds held in escrow	(553,000)	—
Cash, beginning of year	180,756	75
Cash, end of year	$77,086	$180,756

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—
Supplemental disclosure of non-cash financing activity:
Related party loans converted to common stock	$—	$31,870

The accompanying notes are an integral part of these financial statements.

UNITED STATES BASKETBALL LEAGUE, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

United States Basketball League, Inc. (“SPEV (formerly “USBL”)”, “the Company”) was incorporated in Delaware on May 29, 1984 as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”). Prior to the pending merger, SPEV has primarily engaged in selling franchises and managing the League. From 1985 and up to the present time, SPEV has sold a total of approximately forty active franchises (teams), a vast majority of which were terminated for non-payment of their respective franchise obligations.

On April 7, 2021, through a series of Stock Purchase Agreements (the “Purchase Agreements”), the majority owners of the Company, Richard C. Meisenheimer, Daniel T. Meisenheimer, III, James Meisenheimer, Meisenheimer Capital, Inc. and Spectrum Associates, Inc. (the “Sellers”) sold 2,704,007 common shares which it held, to a new investor group. The Sellers also sold 1,105,644 of SPEV’s preferred stock at a per share price of $.057 per share to EROP Enterprises, LLC. As a result of the sale of common and preferred stock by the Sellers, the Company experienced a change in control.

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

On November 23, 2022, SPEV entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shurepower, LLC d/b/a Shorepower Technologies, Inc. (“Shorepower”) under which Shorepower will be merged with and into SPEV subject to several closing conditions, including satisfactory completion of due diligence reviews by each party to the Merger Agreement, Shorepower providing SPEV with the most recent two years of audited financial statements by a PCAOB auditor, SPEV authorizing a new class of Series B preferred stock with each Series B preferred share having the voting power of 40 shares of SPEV common stock, SPEV completing a stock and warrant financing to have a minimum of $480,000 in cash at closing (the “SPEV Pre-Merger Financing”) and SPEV not having any debt or contingent liabilities of any kind at the time of the closing.

The closing occurred on March 22, 2023.

Shorepower is a transportation electrification infrastructure manufacturer of Electric Vehicle Supply Equipment (EVSE), Truck Stop Electrification (TSE) and electric standby Transport Refrigeration Unit (eTRU) stations. They have 60 operational TSE facilities with over 1,800 individual electrified parking spaces in 31 states. Shorepower’s stations are EPA SmartWay-Verified and CARB-Verified. Shorepower is a New York limited liability company with headquarters in Hillsboro (Portland Area), Oregon and an office in Detroit, Michigan metro area. Shorepower is a certified minority owned business enterprise (MBE). The Shorepower management team is comprised of a group of seasoned individuals with knowledge of technology, transportation and heavy-duty vehicles and nearly two decades working together. Combined, the team has managed over $16 million in government contracts and grant funds to deploy transportation electrification throughout the nation.

The Company changed its name to Shorepower Technology, Inc. effective June 20, 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the collectability of receivables, useful lives of long-lived assets and recoverability of those assets, impairment in fair value of goodwill.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended February 28, 2023 or 2022.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements on February 28, 2023 and 2022.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of February 28, 2023, and 2022, no liability for unrecognized tax benefits was required to be reported.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $7,790,519, with minimal revenue generated. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended February 28, 2022, Saeb Jannoun, CEO, advanced the Company $3,000 for general operating expenses. The advance was non-interest bearing and due on demand. On July 26, 2021, Mr. Jannoun converted the $3,000 into 30,000 shares of common stock. The shares were valued at $0.50, the closing stock price on the date of conversion, for a loss on conversion of debt of $12,000.

During the year ended February 28, 2022, EROP Enterprises LLC (“EROP”), a significant shareholder, advanced the Company $28,870 for general operating expenses. The advance was non-interest bearing and due on demand. On July 26, 2021, EROP converted $28,870 into 288,700 shares of common stock. The shares were valued at $0.50, the closing stock price on the date of conversion, for a loss on conversion of debt of $115,480.

On April 7, 2021, the Company issued 200,000 restricted shares of common stock each to two of its directors for services. The shares were valued at $0.12, the closing stock price on the date of grant, for total non-cash expense of $48,000.

During the year ended February 28, 2022, EROP purchased 1,475,000 shares of common stock for $147,500. In addition, the Company granted 200,000 shares of common stock to EROP for services per the terms of a consulting agreement. The shares were valued at $0.52, the closing stock price on the date of grant, for total non-cash expense of $104,000. The expense was being amortized over the one-year term of the service agreement with EROP. As of February 28, 2022, the Company recognized $73,667 of the expense.

From February 1, 2022 through February 28, 2022, EROP provided consulting services for total cash compensation of $7,000.

During the year ended February 28, 2022, the Company was engaged by a relative of a shareholder to provide consulting services. As of February 28, 2022, the Company has recorded $5,000 of consulting revenue for services provided.

During the year ended February 28, 2023, the Company granted 500,000 shares of common stock to EROP for services per the terms of a consulting agreement. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $135,000.

During the year ended February 28, 2023, the Company granted 500,000 shares of common stock to Thirty-05, LLC, a company owned by Saeb Jannoun, its CEO, for officer and director services. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $135,000.

During the year ended February 28, 2023, the Company granted 250,000 shares of common stock to Michael Pruitt for director services. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $67,500.

On February 23, 2023, pursuant to the terms of the merger with Shorepower, the Company granted 2,000,000 shares of Series B preferred stock and 26,089,758 shares of its common stock to Jeff Kim, the CEO of Shorepower.

During Q4 2022, the Company advanced $50,000 to Shorepower for operating expenses. The advance was made as part of the merger agreement (see Note 11) and is non-interest bearing. The advance will be eliminated upon consolidation of the financial statements of the Company and Shorepower in the first quarter of fiscal year 2024.

NOTE 5 – DUE TO PRIOR RELATED PARTIES

On April 7, 2021, as part of the purchase and sale agreement, the principals of MCI consisting of Daniel Meisenheimer III, Richard Meisenheimer and their affiliated entities agreed to cancel previously issued and outstanding loans made to the Company.

Spectrum Associates agreed to cancel indebtedness in the amount of $1,318,789 and the principals (D. Meisenheimer III and R. Meisenheimer) and their other affiliates agreed to cancel indebtedness in the amount of $815,590.

As a result of the debt cancellation the Company recognized a gain on the forgiveness of debt of $55,270 and credited $2,346,971 to additional paid in capital.

NOTE 6 – COMMON STOCK

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

On April 6, 2021, the Company issued 150,000 shares of common stock to Verde Capital, LLC for consulting services. The shares were valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $22,500. The expense is being amortized over the one-year term of the service agreement with Verde Capital, LLC. As of February 28, 2022, the Company recognized $19,688 of the expense.

During the year ended February 28, 2022, the Company sold 2,400,000 shares of common stock for total cash proceeds of $240,000.

On May 18, 2021, the Company increased its authorized shares of common stock to 100,000,000 shares.

During the year ended February 28, 2023, the Company granted 250,000 shares of common stock to Millennial Investments, LLC for consulting services per the terms of a consulting agreement. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $135,000.

On February 17, 2023, the Company sold 11,000,000 shares of common stock through the purchase of units at a price of $0.06 per unit, each unit consisting of one share of its common stock and one warrant to purchase shares of its common stock, for total proceeds of $660,000. Funds held at escrow after deducting legal and investor relation expenses was $553,000 as of February 28, 2023.

On March 4, 2023, 1,105,679 shares of Series A Preferred stock were cancelled and 1,699,146 shares of common stock were issued (Note 7).

Refer to Note 4 for shares issued to a related party.

NOTE 7 – PREFERRED STOCK

On May 18, 2021, the Company increased its authorized shares of Preferred Stock from 2,000,000 to 10,000,000 shares.

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock. On February 28, 2022, EROP converted its 1,105,679 shares of Series A Preferred stock into 1,699,146 shares of common stock. As a result of the conversion, the Company recognized interest expense of $1,699,146. The conversion was not processed by the transfer agent until March 4, 2022, therefore, although the expense has been recognized as of February 28, 2022, the conversion was not reflected in the shares outstanding.

As of February 28, 2023, there were no shares of Series A issued and outstanding.

As part of the contemplated merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share will have voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

Refer to Note 4 for shares issued to a related party.

NOTE 8 – WARRANTS

On February 17, 2023, the Company sold 11,000,000 shares of common stock through the purchase of units at a price of $0.06 per unit, each unit consisting of one share of common stock and one warrant to purchase common stock, for total proceeds of $660,000. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.25 per share and expire two years from the date of issuance. The warrants are callable by the Company if its common stock trades at $0.75 for at least 20 trading days and at a volume of not less than 30,000 shares per day. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $524,737, which has been accounted for in additional paid in capital.

In accordance to ASC 815-40, an equity-linked financial instrument can be classified in equity only if it (1) is indexed to the reporting entity’s own stock and (2) meets all other conditions for equity classification. The warrants are classified as equity instruments because a fixed amount of cash is exchanged for a fixed amount of equity.

The fair value of the warrants was determined using the Black-Scholes option pricing model which requires the input of subjective assumptions, the expected life of the warrants, and the expected stock price volatility. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The assumptions used to determine the fair value of the Warrants as follows:

	Years Ended February 28,
	2023	2022
Expected life (years)	2	N/A
Risk-free interest rate	4.78%	N/A
Expected volatility	224.92%	N/A
Dividend yield	0%	N/A

The expected life of the warrants was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns for its warrant grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued.

For stock price volatility, the Company calculated its expected volatility based on the historical closing price of its common stock, par value $0.01 per share. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the warrant at the grant-date.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, February 28, 2022	—	—	—
Issued	11,000,000	$0.25	2
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, February 28, 2023	11,000,000	$0.25	1.97	$2,519,000

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

Net deferred tax assets consist of the following components as of February:

	2023	2022
Deferred tax assets:
NOL Carryover	$(345,100)	$(295,000)
Related Party Accruals	–	–
Less: valuation allowance	345,100	295,000
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended February 28, due to the following:

	2023	2022
Deferred Tax Assets:
Book Loss	$(125,400)	$(435,400)
Related Party Accruals	–	(453,500)
Other nondeductible expenses	85,100	341,700
Less valuation allowance	40,300	547,200
	$–	$–

At February 28, 2023, the Company had net operating loss carry forwards of approximately $1,327,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the February 28, 2023, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 10 – RESTATEMENT

The balance sheet as of February 28, 2022, was being restated to correctly present 1,105,679 shares of Series A preferred stock that were converted into 1,699,146 shares of common stock. The conversion, although effective on February 28, 2022, the common shares were not processed and issued by the transfer agent until March 4, 2022. The restatement had no impact on the statement of operations and the statement of cash flows for the year ended February 28,2022.

As of February 28, 2022
	As Reported	Adjusted	As Restated

Current Assets:
Cash	$180,756	$—	$180,756
Prepaid stock for services	32,208	—	32,208
Total Assets	$212,964	$—	$212,964

Current Liabilities:
Accounts payable	$13,478	$—	$13,478
Total Current Liabilities	13,478	—	13,478

Stockholders’ Equity (Deficit):
Series A preferred stock, $0.01 par value, 1,105,644 shares issued and outstanding	—	11,057	11,057
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,146,202	88,453	(16,991)	71,462
Additional paid-in capital	7,346,701	(1,693,212)	5,653,489
Common shares to be issued	—	1,699,146	1,699,146
Accumulated deficit	(7,193,214)	—	(7,193,214)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	—	(42,454)
Total Stockholders’ Equity	199,486	—	199,486
Total Liabilities and Stockholders’ Deficit	$212,964	$—	$212,964

In addition, a disclosure was added to Note 4, for $7,000 consulting services paid to EROP, a related party of the Company, for the year ended February 28, 2022.

NOTE 11 – SUBSEQUENT EVENTS

The Company’s Agreement and Plan of Merger (the “Merger Agreement”) with Shurepower, LLC d/b/a Shorepower Technologies (“Shorepower”) under which Shorepower was merged with and into SPEV (the “Merger”) was closed on March 22, 2023.

Under the terms of the Merger Agreement, Shorepower now owns 55% of the issued and outstanding shares of SPEV common stock that includes the sale of 11,000,000 shares of SPEV common stock sold under the SPEV Pre-Merger Financing that raised $660,000 (Note 5). Shorepower has received 2,000,000 shares of a Series B Preferred stock (Note 5) and the right to receive the following additional shares of SPEV common stock upon achieving the following milestones: (i) an additional 2.5% of the issued and outstanding SPEV Common Stock upon the completion of either (a) the conversion of 75 existing connection points to Level 2 or greater or the (b) installation of 75 new connection points to revenue producing stations in the first 12 months or some combination of the two yielding 75 units, (ii) an additional 2.5% of the of the issued and outstanding SPEV Common Stock upon (a) the application for $10M in grants and/or the (b) the award of $1.0 million in grants in the first 18 months; (iii) an additional 2.5% of the issued and outstanding SPEV common stock outstanding upon the completion of acquisitions in the first 24 months generating no less than $3.0 million in gross revenues and (iv) an additional 500,000 shares of SPEV common stock upon acquiring or hiring the following key personnel in the first six months after the effective date of the merger: (a) three or more qualified Board members and (b) at least three of the following four individuals having the following qualifications: one sales/marketing person, one grant writer/Government relations person, one technician/maintenance person and one software programmer/engineer.

Following the closing of the merger between SPEV and Shorepower, Shorepower has transferred its current debt obligations of $1,400,000 to SPEV. Shorepower agreed that in assuming its management of SPEV that it shall not pay more than $2,000 per month from the proceeds of the SPEV Pre-Merger Financing towards reduction of such debt obligations for the first 12 months and that the compensation of SPEV’s new CEO will not exceed $10,000 per month for the first nine months after the merger is effective. The Company has agreed to repay $10,000 a month towards the loans due to the CEO.

Effective on the date of closing the merger, Saeb Jannoun and Michael D. Pruitt resigned as directors of the Company, and Mr. Jannoun resigned as the CEO. Jeff Kim was appointed as the sole officer and director.

Effective June 20, 2023, the Company’s name was changed to Shorepower Technologies Inc and its ticker symbol to SPEV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

Based on their evaluation as of February 28, 2023, our management, with the participation of our President and Chief Financial Officer, being our principal executive and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2023.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of February 28, 2023. We believe that internal control over financial reporting is not effective.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal years ended February 28, 2023 and 2022 as well as following the merger with Shorepower on March 22, 2023. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Jeff Kim (1)	50	CEO, President and Director
Saeb Jannoun (2)	66	Former Chairman of the Board and President
Michael D. Pruitt (2)	62	Former Board Member

(1)	Appointed March 22, 2023.
(2)	Resigned all positions March 22, 2023.

Background of Executive Officers and Directors

Mr. Kim has been involved with truck idle-reduction technologies for more than 20 years as an engineering consultant and design specialist. In a project sponsored by NYSERDA (New York State Energy Research & Development Authority), he performed an operational analysis of competing off-board truck stop electrification (TSE) facilities which helped develop a comprehensive understanding of the technical issues of TSE technologies. He then led the design of the simpler and more cost effective Shorepower TSE infrastructure system that includes power and entertainment connections: electrical power, video, and wireless Internet. He also led the design team responsible for the engineering and assembly of Shorepower’s comprehensive unattended automated payment and control system. Mr. Kim presented preliminary findings for the TSE demonstrations at the Transportation Research Board’s 83rd Annual Meeting in Washington, DC in January 2004.

Mr. Kim has been responsible for all Shorepower corporate operations and will continue to work with local, state and regional stakeholders to develop a strong market position for electric transportation infrastructure. He will continue to recommend product improvements and establish R&D objectives, lead product engineering, manage assimilation of data collected from electrified facilities, and oversee site construction and deployment activities at future locations. Mr. Kim has also been intimately involved with an Electric Power Research Institute (EPRI) effort to develop electrical codes and standards for electric transportation power infrastructure. In February 2007 (https://www.ecmag.com/magazine/articles/article-detail/codes-standards-big-rigs-getting-good-nights-rest) the group submitted recommended standards to the National Electric Code (NEC), which is now in the National Electrical Code Handbook, used by the majority of jurisdictions throughout North America.

In 2005 Mr. Kim completed the development and demonstration of a higher power Shorepower variant to provide electrical power to electric standby transport refrigeration units (eTRU) on trailers, to keep refrigerated loads, such as meats, ice cream and pharmaceuticals, cool while stopped (or during loading/unloading). This technology leveraged the existing Shorepower system design, but with significantly increased power ratings that can employ a simplified automated control system. This system was the first of its kind deployed to two warehouses in New York but is now commonly used as a more efficient and clean alternative to running diesel TRUs.

Mr. Kim performed an operational analysis of TSE facilities as part of the work sponsored by the U.S. Department of Energy and has a comprehensive understanding of the technical attributes of these technologies. This $20 million project commissioned over 50 facilities with over 1,800 individual electrified parking spaces in 31 states. Jeff was also instrumental in the engineering and construction management of these facilities, which includes design, cost considerations, safety, vehicle access/egress and maintenance of these facilities. This project was conducted from 2010 through 2015 with the majority of the construction activity completed in 2012 through 2013.

Mr. Kim was appointed by Oregon’s governor to the Alternative Fuels Infrastructure Working Group which helped develop the State’s electrification plan. in September 2008 (https://www.greencarcongress.com/2008/09/oregon-governor.html). This plan provided guidance to jurisdictions within the state to help adopt electric vehicle (EV) friendly zoning and planning codes and standards.

Mr. Kim also consulted for TEPCO (Tokyo Electric Power Company) in 2008, to help develop a transportation electrification plan in Japan and how to capitalize on providing electricity to power the transportation sector.

Mr. Kim led the engineering team that designed, manufactured and installed some of the first (SAE J1772) Level 2 charging stations in the world in 2009, to prepare for the arrival of the first current generation of electric vehicles in 2010+. In partnership with PGE, an electric utility company in Oregon, this program deployed over 300 charging points in and around Oregon to help prepare for the introduction of the first electric vehicles to hit the market that included the Nissan Leaf and Chevy Volt.

Mr. Kim received a Bachelors Degree in Renewable Energy Resources from the University of California-Berkeley in 1995 and a Masters in Mechanical Engineering from the University of Maryland at College Park in 2003.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2023.

Code of Ethics

Following the merger with Shorepower, we have adopted a Code of Ethics applicable to its principal executive officer, and principal financial officer which is available on our website. The Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Item 11. Executive Compensation

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer for the last two fiscal years ended February 28, 2023 and 2022:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Saeb Jannoun	2023	$0	$0	$135,000	$0	$0	$0	$0	$135,000
Former CEO, Director	2022	$0	$0	$24,000	$0	$0	$0	$0	$24,000

Employment Agreements

We entered into an executive employment agreement with our executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board and agreed to by Mr. Kim and his base salary cannot exceed $10,000 per month for the nine months from the date of the employment agreement. Alternatively, Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company, not to exceed $10,000 per month, for nine months from the date of his employment agreement. Mr. Kim’s employment agreement provides that he is eligible for bonuses in cash and/or stock as mutually agreed to by Mr. Kim and the Board, restricted stock and stock option awards at the discretion of the Board and to participate in the Company’s health and welfare benefit plans maintained for the benefit of Company employees. Mr. Kim has declined to participate in any annual cash bonus program provided by the Company, without regard to his eligibility for any such program. Mr. Kim’s employment agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

Pursuant to the employment agreement, in the event of a termination for good reason by Mr. Kim, he will receive 12 months of his then-current base salary to be paid over a period of six months and an acceleration of vesting for all unvested stock or stock option grants.

The foregoing description of the employment agreement with Mr. Kim is a summary only and is qualified in its entirety by the full text of the employment agreement, a copy of which is incorporated herein by reference to Exhibit 10.5 in the Current Report on Form 8-K filed with the SEC on March 27, 2023.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Michael Pruitt	$0	$67,500	$0	$0	$0	$0	$67,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of May 23, 2023, with respect to the beneficial ownership of our outstanding Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

The address of each holder listed below, except as otherwise indicated, is c/o United States Basketball League, Inc., 8270 Woodland Center, Tampa, FL 33614.

Name and Address of Beneficial Owner	Shares Beneficially owned of Common Stock	Percent of Common Stock Beneficially Owned
Directors and Named Executive Officers:
Jeff Kim	26,089,758	55%

5% Holders:
EROP Enterprises LLC (1)	3,799,146	8%

(1) EROP Enterprises LLC is managed by Vince Sbarra who has sole voting and dispositive power over the shares held EROP Enterprises LLC. The business address of this stockholder is 3000 Millcreek Avenue, Suite 375, Alpharetta, Georgia 30022.

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

During the year ended February 28, 2022, EROP Enterprises LLC (“EROP”), a significant shareholder, advanced the Company $28,870 for general operating expense. The advance was non-interest bearing and due on demand. On July 26, 2021, EROP converted $28,870 into 288,700 shares of common stock. The shares were valued at $0.50, the closing stock price on the date of conversion, for a loss on conversion of debt of $115,480.

On April 7, 2021, the Company issued 200,000 restricted shares of common stock each to two of its directors for services. The shares were valued at $0.12, the closing stock price on the date of grant, for total non-cash expense of $48,000.

During the year ended February 28, 2022, EROP purchased 1,475,000 shares of common stock for $147,500. In addition, the Company granted 200,000 shares of common stock to EROP for services per the terms of a consulting agreement. The shares were valued at $0.52, the closing stock price on the date of grant, for total non-cash expense of $104,000. The expense was being amortized over the one-year term of the service agreement with EROP. As of February 28, 2022, the Company recognized $73,667 of the expense.

During the year ended February 28, 2022, the Company was engaged by a relative of a shareholder to provide consulting services. As of February 28, 2022, the Company has recorded $5,000 of consulting revenue for services provided.

During the year ended February 28, 2023, the Company granted 500,000 shares of common stock to EROP for services per the terms of a consulting agreement. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $135,000.

During the year ended February 28, 2023, the Company granted 500,000 shares of common stock to Thirty-05, LLC, a company owned by Saeb Jannoun, for officer and director services. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $135,000.

During the year ended February 28, 2023, the Company granted 250,000 shares of common stock to Michael Pruitt for director services. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $67,500.

On February 23, 2023, pursuant to the terms of the merger with Shorepower, the Company granted 2,000,000 shares of Series B preferred stock and 26,089,758 shares of common stock to Jeff Kim, the CEO of Shorepower and new CEO of SPEV.

Item 14. Principal Accountant Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by QI CPA LLC our principal accountants with respect to our last two fiscal years.

	2023	2022
Audit fees	$11,000	$11,750
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$11,000	$11,750

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were approved by our board of directors.

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

PART VI

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description
10.1+	Employment Agreement dated March 22, 2023 between the Company and Jeff Kim
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Incorporated by reference to Exhibit 10.5 in the Company’s Current Report on Form 8-K filed March 27, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES BASKETBALL LEAGUE, INC.

Dated: June 22, 2023

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

