Form 10-Q
period 2023-05-31
SHOREPOWER TECHNOLOGIES INC.
filed 2023-07-17
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission File Number 001-15913

SHOREPOWER TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1120072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5291 NE Elam Young Pkwy, Suite 160, Hillsboro, OR 97124

(Address of Principal Executive Offices)

(503) 892-7345

(Registrant’s Telephone Number, Including Area Code)

United States Basketball League, Inc., 8270 Woodland Center, Tampa, FL 33614

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SPEV	OTC QB

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 17, 2023, there were 49,190,204 shares of Common Stock, $0.01 par value per share, outstanding.

SHOREPOWER TECHNOLOGIES INC.

(Formerly United States Basketball League, Inc.)

Form 10-Q

For the Quarterly Period Ended May 31, 2023

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SHOREPOWER TECHNOLOGIES INC.

(Formerly United States Basketball League, Inc.)

CONDENSED BALANCE SHEETS

	May 31,	February 28,
	2023	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$517,898	$114,851
Funds held in escrow	—	553,000
Accounts receivable	2,500	—
Prepaids	6,650	535
Inventory	14,269	6,880
Total Current Assets	541,317	$675,266

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$542,317	$676,266

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$69,438	$106,394
Accrued officer compensation – related party	50,000	20,000
Accrued interest – related party	16,092	—
Notes payable – related party	116,774	105,689
Note payable	111,395	111,395
Total Current Liabilities	363,699	343,478

Notes payable, net of current portion – related party	1,145,224	1,184,309

Total Liabilities	1,508,923	1,527,787

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding, respectively	—	—
Series B preferred stock, $0.01 par value, 2,000,000 shares designated; 2,000,000 shares issued and outstanding, respectively	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,435,106 shares issued and outstanding	474,351	474,351
Additional paid-in capital	615,284	615,284
Common shares to be issued	—	—
Accumulated deficit	(2,033,787)	(1,918,702)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(966,606)	(851,521)
Total Liabilities and Stockholders’ Deficit	$542,317	$676,266

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

(Formerly United States Basketball League, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	May 31,
	2023	2022
Revenue, net	$10,299	$3,043
Cost of revenue	10,886	10,695
Gross margin	(587)	(7,652)

Operating Expenses:
Professional fees	14,135	4,656
General and administrative	54,311	12,032
Officer compensation	30,000	31,200
Total operating expenses	98,446	47,888

Loss from Operations	(99,033)	(55,540)

Other Income (Expense):
Other income	40	—
Interest expense	(16,092)	—
Impairment of fixed asset	—	(46,063)
Total other expense	(16,052)	(46,063)

Net loss	$(115,085)	$(101,603)

Loss per Common Share: Basic and Diluted	$(0.04)	$(0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	47,435,106	8,845,348

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

(Formerly United States Basketball League, Inc.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MAY 31, 2023 and 2022

(Unaudited)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance, February 28, 2023	47,435,106	$474,351	2,000,000	$20,000	$615,284	$(1,918,702)	39,975	$(42,454)	$(851,521)
Net Loss	—	—	—	—	—	(115,085)	—	—	(115,085)
Balance, May 31, 2023	47,435,106	$474,351	2,000,000	$20,000	$615,284	$(2,033,787)	39,975	$(42,454)	$(966,606)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Common Shares To be	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Shares	Amount	(Deficit)
Balance, February 28, 2022	7,142,202	$71,462	1,105,644	$11,057	$(1,539,725)	$(1,605,572)	$1,699,146	39,975	$(42,454)	$(1,406,086)
Conversion of preferred stock to common stock	1,699,146	16,991	(1,105,644)	(11,057)	1,693,212	—	(1,699,146)	—	—	—
Net Loss	—	—	—	—	—	(101,603)	—	—	—	(101,603)
Balance, May 31, 2022	8,841,348	$88,453	—	$—	$153,487	$(1,707,175)	$—	39,975	$(42,454)	$(1,507,689)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

(Formerly United States Basketball League, Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	May 31,
	2023	2022
Cash Flows from Operating Activities:

Net loss	$(115,085)	$(101,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	—	46,063
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	—
Inventory	(7,389)	9
Prepaids	(6,115)	(11,643)
Accounts payable and accrued expenses	(36,956)	(61,413)
Accrued interest – related party	16,092	—
Accrued officer compensation	30,000	31,200
Net cash used in operating activities	(121,953)	(97,387)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Repayment of related party loan	(28,000)	(3,000)
Net cash provided by financing activities	(28,000)	(3,000)

Net change in cash	(149,953)	(100,387)
Cash, beginning of period	114,851	319,980
Funds held in escrow, beginning of period	553,000	—
Cash, end of period	$517,898	$219,593

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

(Formerly United States Basketball League, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Shorepower Technologies Inc. (“SPEV” “Shorepower” “the Company”) (formerly United States Basketball League, Inc) was incorporated in Delaware on May 29, 1984, as a wholly owned subsidiary of Meisenheimer Capital, Inc. (“MCI”) for the purpose of developing and managing a professional basketball league, the United States Basketball League (the “League”).

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

The Company’s Agreement and Plan of Merger (the “Merger Agreement”) with Shurepower, LLC d/b/a Shorepower Technologies under which Shorepower was merged with and into SPEV (the “Merger”), pursuant to which SPEV shall continue as the surviving corporation, was closed on March 22, 2023.

Under the terms of the Merger Agreement, Jeff Kim, the prior CEO of Shurepower, LLC and the current CEO of the Company, now owns 26,089,758 of the issued and outstanding shares of the Company’s common stock. 11,000,000 shares of common stock was sold under the Pre-Merger Financing that raised $660,000. Mr. Kim has received 2,000,000 shares of a Series B Preferred stock and the right to receive the following additional shares of SPEV common stock upon achieving the following milestones: (i) an additional 2.5% of the issued and outstanding SPEV Common Stock upon the completion of either (a) the conversion of 75 existing connection points to Level 2 or greater or the (b) installation of 75 new connection points to revenue producing stations in the first 12 months or some combination of the two yielding 75 units, (ii) an additional 2.5% of the of the issued and outstanding SPEV Common Stock upon (a) the application for $10M in grants and/or the (b) the award of $1.0 million in grants in the first 18 months; (iii) an additional 2.5% of the issued and outstanding SPEV common stock outstanding upon the completion of acquisitions in the first 24 months generating no less than $3.0 million in gross revenues and (iv) an additional 500,000 shares of SPEV common stock upon acquiring or hiring the following key personnel in the first six months after the effective date of the merger: (a) three or more qualified Board members and (b) at least three of the following four individuals having the following qualifications: one sales/marketing person, one grant writer/Government relations person, one technician/maintenance person and one software programmer/engineer.

The Merger is accounted for as a reverse recapitalization. Under this method of accounting, the Company will be treated as the acquired company for financial statement reporting purposes. Shurepower, LLC will be deemed the accounting predecessor of the Merger and will be the successor registrant for SEC purposes, meaning that Shurepower, LLC’s financial statements for previous periods will be disclosed in the Company’s future periodic reports filed with the SEC.

Effective on the date of closing the merger, Saeb Jannoun and Michael D. Pruitt resigned as directors of the Company, and Mr. Jannoun resigned as the CEO. Jeff Kim was appointed as the sole officer and director.

Effective June 20, 2023, the Company’s name was changed to Shorepower Technologies Inc and its ticker symbol to SPEV.

The Company is a transportation electrification infrastructure manufacturer of Electric Vehicle Supply Equipment (EVSE), Truck Stop Electrification (TSE) and electric standby Transport Refrigeration Unit (eTRU) stations. They have 60 operational TSE facilities with over 1,800 individual electrified parking spaces in 31 states. Shorepower’s stations are EPA SmartWay-Verified and CARB-Verified. The Company has headquarters in Hillsboro (Portland Area), Oregon and an office in Detroit, Michigan metro area. Shorepower is a certified minority owned business enterprise (MBE). The Company’s management team is comprised of a group of seasoned individuals with knowledge of technology, transportation and heavy-duty vehicles and nearly two decades working together. Combined, the team has managed over $16 million in government contracts and grant funds to deploy transportation electrification throughout the nation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended February 28, 2023, have been omitted. The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Inventory

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at May 31, 2023 and February 28, 2023, was $14,269 and $6,880, respectively.

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company generated revenues from selling power vending stations (charging stations).

The Company considers its performance obligations satisfied upon shipment and/or delivery of the purchased products to the customer. The Company evaluates returns from customers purchasing product on a case-by-case basis and generally will issue replacement product in the limited cases of product returns. The Company has no policy requiring cash refunds.

Cost of Revenue

Cost of revenues includes actual product cost, labor, if any, and direct overheard, which is applied on a per unit basis.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. As of May 31, 2023, management has determined that an allowance for doubtful accounts is not required as all amounts are considered to be collectible.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,033,787, with minimal revenue generated. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – LOAN PAYABLE

As of May 31, 2023 and February 28, 2023, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of May 31, 2023 and February 28, 2023, the balance due on this note is $170,444 and $185,000, respectively.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company is to begin monthly payments of principal and interest of $2,900 on April 1, 2023, or within one year without penalty. As of May 31, 2023, there is $253,954 and $2,814 of principal and interest due on this note, respectively.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest of $14,000 on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of May 31, 2023, there is $837,600 and $13,279 of principal and interest due on this note, respectively.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board and agreed to by Mr. Kim and any payment cannot exceed $10,000 per month for the nine months from the date of the employment agreement. Alternatively, Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company, not to exceed $10,000 per month, for nine months from the date of his employment agreement. As of May 31, 2023 and February 28, 2023, there is $50,000 and $20,000, of accrued compensation due to Mr. Kim.

NOTE 6 – COMMON STOCK

On February 17, 2023, the Company sold 11,000,000 shares of common stock through the purchase of units at a price of $0.06 per unit, each unit consisting of one share of its common stock and one warrant to purchase shares of its common stock, for total proceeds of $660,000. Funds held at escrow after deducting legal and investor relation expenses was $553,000 as of February 28, 2023. The funds held in escrow were transferred to the Company in March 2023.

NOTE 7 – PREFERRED STOCK

On May 18, 2021, the Company increased its authorized shares of Preferred Stock from 2,000,000 to 10,000,000 shares.

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock. On February 28, 2022, EROP converted its 1,105,644 shares of Series A Preferred stock into 1,699,146 shares of common stock. As a result of the conversion, the Company recognized interest expense of $1,699,146. The conversion was not processed by the transfer agent until March 4, 2022, therefore, although the expense was recognized as of February 28, 2022, the conversion was not reflected in the shares outstanding.

As of May 31, 2023, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

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

The assumptions used to determine the fair value of the Warrants as follows:

Year Ended February 28, 2023
Expected life (years)	2
Risk-free interest rate	4.78%
Expected volatility	224.92%
Dividend yield	0%

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, February 28, 2023	11,000,000	$0.25	2
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, May 31, 2023	11,000,000	$0.25	1.72	$1,430,000

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to May 31, 2023, and to the date these unaudited financial statements were issued and has determined that it does not have any subsequent events to disclose in these unaudited financial statements other than the following.

On June 28, 2023, the Company granted 1,043,572 shares of common stock to an unrelated third party for services.

On June 28, 2023, the Company granted 474,351 shares of common stock to an unrelated third party for services.

On June 28, 2023, the Company granted 237,175 shares of common stock to an unrelated third party for services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-looking Statements

Unless the context indicates otherwise, as used in this Quarterly Report, the terms “SPEV,” “we,” “us,” “our,” “our company” and “our business” refer, to Shorepower Technologies Inc. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Shorepower is a transportation electrification infrastructure manufacturer of Electric Vehicle Supply Equipment (EVSE), Truck Stop Electrification (TSE) and electric standby Transport Refrigeration Unit (eTRU) stations. They have 60 operational TSE facilities with over 1,800 individual electrified parking spaces in 31 states. Shorepower’s stations are EPA SmartWay-Verified and CARB-Verified. Shorepower has its headquarters in Hillsboro, Oregon, near Portland, Oregon, and an office in the Detroit, Michigan metro area. Shorepower is a certified minority owned business enterprise (MBE). The Shorepower management team is comprised of a group of seasoned individuals with knowledge of technology, transportation electrification, charging stations and heavy-duty vehicle technologies. Combined, the team has managed over $16 million in government contracts and grant funds to deploy transportation electrification throughout the nation.

Results of Operations

For the three months ended May 31, 2023 compared to the three months ended May 31, 2022

Revenue and Cost of Revenue

We had total revenue of $10,299 (net of $1,523 revenue share) and $3,043 for the three months ended May 31, 2023 and 2022, respectively, an increase of $7,256 or 238.4%. We had cost of revenue of $10,886 and $10,695, respectively, for gross margin of ($587) and ($7,652), respectively. Power usage revenue increased from $2,187 in 2022 to $3,943 in 2023, primarily due to getting more stations online with the new control system hardware and a sale of charging station equipment.

Professional Fees

For the three months ended May 31, 2023, the company incurred $14,135 of professional fees compared to $4,656 for the three months ended May 31, 2022, an increase of $9,479 or 203.6%. Professional fees generally consist of audit, legal and accounting fees. In the current period we had an increase in all fees as a result of the merger and the required fees of being a public company.

General and Administrative Expense

For the three months ended May 31, 2023, the company incurred $54,311 of general and administrative expense (“G&A”) compared to $12,032 for the three months ended May 31, 2022, an increase of $42,279 or 351.4%. In the current period we had an increase of insurance expense of ~$7,800, transfer agent fees of ~$8,500, licenses &fees of ~$6,000 and other expenses associated with an SEC company ~$7,000.

Officer Compensation

For the three months ended May 31, 2023 and 2022, we had officer compensation expense of $30,000 and $31,200, respectively.

Other Income/Expense

For the three months ended May 31, 2023 and 2022, we had total other expense of $16,052 and $46,063, respectively. In the current period we recognized $16,092 of interest expense, offset with $40 of other income. In the prior period we recognized a loss on impairment of $46,063.

Net Loss

For the three months ended May 31, 2023, we had a net loss of $115,085 compared to $101,603 for the three months ended May 31, 2022, an increase of $13,482 or 13.3%. We had an increase in our net loss primarily due to the increase in G&A and professional fee expenses.

Liquidity and Capital Resources

Operating Activities

For the three months ended May 31, 2023, the company used $121,953 of cash in operating activities compared to $97,387 for the three months ended May 31, 2022.

Financing Activities

During the three months ended May 31, 2023 and 2022, we repaid $28,000 and $3,000 of related party loans, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of May 31, 2023.

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

SHOREPOWER TECHNOLOGIES INC.

Dated: July 17, 2023

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

