Form 10-Q
period 2023-08-31
SHOREPOWER TECHNOLOGIES INC.
filed 2023-10-19
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from______ to _____

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

United States Basketball League, Inc., 8270 Woodland Center, Tampa, FL 33614

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SPEV	OTC Pink

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 9, 2023, there were 48,478,678 shares of Common Stock, $0.01 par value per share, outstanding.

SHOREPOWER TECHNOLOGIES INC.

Form 10-Q

For the Quarterly Period Ended August 31, 2023

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHOREPOWER TECHNOLOGIES INC.

(Formerly United States Basketball League, Inc.)

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31,	February 28,
	2023	2023

ASSETS
Current Assets:
Cash	$414,075	$114,851
Funds held in escrow	—	553,000
Accounts receivable	2,500	—
Prepaids	2,660	535
Inventory	14,269	6,880
Total Current Assets	433,504	$675,266

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$434,504	$676,266

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$48,654	106,394
Accrued officer compensation – related party	80,000	20,000
Accrued interest – related party	46,554	—
Notes payable – related party	116,774	105,689
Note payable	111,395	111,395
Total Current Liabilities	403,377	343,478

Notes payable, net of current portion – related party	1,111,824	1,184,309

Total Liabilities	1,515,201	1,527,787

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 2,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,478,678 and 47,435,106 shares issued and outstanding, respectively	484,787	474,351
Additional paid-in capital	803,127	615,284
Accumulated deficit	(2,346,157)	(1,918,702)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(1,080,697)	(851,521)
Total Liabilities and Stockholders’ Deficit	$434,504	$676,266

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2023	2022	2023	2022
Service revenue, net	$2,532	$4,131	$3,807	$7,174
Product sales	—	2,375	7,909	2,375
Total revenue	2,532	6,506	11,716	9,549
Cost of revenue	7,494	9,804	18,380	20,499
Gross margin	(6,077)	(3,298)	(6,664)	(10,950)

Operating Expenses:
Professional fees	216,114	7,418	230,249	12,074
General and administrative	9,732	10,757	64,043	22,789
Consulting	20,010	—	20,010	—
Officer compensation	30,000	31,200	60,000	62,400
Total operating expenses	275,856	49,375	374,302	97,263

Loss from Operations	(281,933)	(52,673)	(380,966)	(108,213)

Other Income (Expense):
Other income	25	—	65	—
Interest expense	(30,462)	—	(46,554)	—
Impairment of fixed asset	—	—	—	(46,063)
Total other expense	(30,437)	—	(46,489)	(46,063)

Net loss	$(312,370)	$(52,673)	$(427,455)	$(154,276)

Loss per Common Share: Basic and Diluted	$(0.04)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	48,169,047	8,845,348	47,690,390	8,845,348

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2023 and 2022

(Unaudited)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance, February 28, 2023	47,435,106	$474,351	2,000,000	$20,000	$615,284	$(1,918,702)	39,975	$(42,454)	$(851,521)
Net Loss	—	—	—	—	—	(115,085)	—	—	(115,085)
Balance, May 31, 2023	47,435,106	474,351	2,000,000	20,000	615,284	(2,033,787)	39,975	(42,454)	(966,606)
Common stock issued for services	1,043,572	10,436	—	—	187,843	—	—	—	198,279
Net Loss	—	—	—	—	—	(312,370)	—	—	(312,370)
Balance, August 31, 2023	48,478,678	$484,787	2,000,000	$20,000	$803,127	$(2,346,157)	39,975	$(42,454)	$(1,080,697)

	Common Stock		Series A Preferred Stock		Additional	Accumulated	Common Shares	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	To be Issued	Shares	Amount	Equity (Deficit)
Balance, February 28, 2022	7,142,202	$71,462	1,105,644	$11,057	$(1,539,725)	$(1,605,572)	$1,699,146	39,975	$(42,454)	$(1,406,086)
Conversion of preferred stock to common stock	1,699,146	16,991	(1,105,644)	(11,057)	1,693,212	—	(1,699,146)	—	—	—
Net Loss	—	—	—	—	—	(101,603)	—	—	—	(101,603)
Balance, May 31, 2022	8,841,348	88,453	—	—	153,487	(1,707,175)	—	39,975	(42,454)	(1,507,689)
Net Loss	—	—	—	—	—	(52,673)	—	—	—	(52,673)
Balance, August 31, 2022	8,841,348	$88,453	—	$—	$153,487	$(1,759,848)	$—	39,975	$(42,454)	$(1,560,362)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	August 31,
	2023	2022
Cash Flows from Operating Activities:

Net loss	$(427,455)	$(154,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	—	46,063
Common stock issued for services	198,279	—
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	(2,500)
Inventory	(7,389)	(1,763)
Prepaids	(2,125)	(5,404)
Accounts payable and accrued expenses	(57,740)	(68,197)
Accrued interest – related party	46,554	—
Accrued officer compensation	60,000	62,400
Net cash used in operating activities	(192,376)	(123,677)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Repayment of related party loan	(61,400)	(7,500)
Net cash used in financing activities	(61,400)	(7,500)

Net change in cash	(253,776)	(131,177)
Cash, beginning of period	114,851	319,980
Funds held in escrow, beginning of period	553,000	—
Cash, end of period	$414,075	$188,803

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

August 31, 2023

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

The Company’s Agreement and Plan of Merger (the “Merger Agreement”) with Shurepower, LLC d/b/a Shorepower Technologies under which Shorepower was merged with and into SPEV (the “Merger”) was closed on March 22, 2023.

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

We accounted for the Merger transaction as a recapitalization resulting from the acquisition by a non-operating public company that is not a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). This accounting treatment as a recapitalization is consistent with Commission guidance promulgated in staff speeches and the SEC Reporting Manual, Topic 12 on Reverse Acquisitions and Recapitalizations. As such, the transaction is outside the scope of FASB ASC 805. Specifically, the Merger transaction was treated as a reverse recapitalization in which the entity that issues securities (the legal acquirer) is determined to be the accounting acquiree, while the entity receiving securities (the legal acquiree) is the accounting acquirer.

Under reverse merger accounting (i.e., recapitalization), historical financial statements of Shurepower, LLC (the legal acquiree, accounting acquirer), are presented with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in the consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

As a result of the merger transaction the Company reduced its accumulated deficit and increased its additional paid in capital by approximately $5,872,000.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at August 31, 2023 and February 28, 2023, was $14,269 and $6,880, respectively.

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

Cost of Revenue

Cost of revenues includes actual product cost, labor, if any, utilities and direct overheard, which is applied on a per unit basis.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. As of August 31, 2023, management has determined that an allowance for doubtful accounts is not required as all amounts are considered to be collectible.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,346,157, with minimal revenue generated. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – LOAN PAYABLE

As of August 31, 2023 and February 28, 2023, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of August 31, 2023 and February 28, 2023, the balance due on this note is $144,444 and $185,000, respectively.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company is to begin monthly payments of principal and interest of $2,900 on April 1, 2023, or within one year without penalty. As of August 31, 2023, there is $246,054 and $7,013 of principal and interest due on this note, respectively.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest of $14,000 on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of August 31, 2023, there is $837,600 and $22,544 of principal and interest due on this note, respectively.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board and agreed to by Mr. Kim and any payment cannot exceed $10,000 per month for the nine months from the date of the employment agreement. Additionally, a $2,000 monthly loan payment will be made as part of the merger agreement. Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company, not to exceed $10,000 per month, for nine months from the date of his employment agreement. Mr. Kim is still entitled to defer his $10,000 monthly salary, when loan payments made. As of August 31, 2023 and February 28, 2023, there is $80,000 and $20,000, of accrued compensation due to Mr. Kim.

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

On August 30, 2023, the Company granted 1,043,572 shares of common stock for investor relation services. The shares were valued at $0.19, the closing price on the date of grant, for total non-cash expense of $198,279.

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

As of August 31, 2023, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred has no conversion feature.

As of August 31, 2023, there are 2,000,000 shares of Series B issued and outstanding.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, February 28, 2023	11,000,000	$0.25	2
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2023	11,000,000	$0.25	1.47	$660,000

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to August 31, 2023, and to the date these unaudited financial statements were issued and has determined that it does not have any subsequent events to disclose in these unaudited financial statements.

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

Results of Operations

For the three months ended August 31, 2023 compared to the three months ended August 31, 2022

Revenue and Cost of Revenue

We had total revenue of $2,532 (net of $1,242 revenue share) and $6,506 for the three months ended August 31, 2023 and 2022, respectively, a decrease of $3,974 or 61%. We had cost of revenue of $7,494 and $9,804, respectively, for gross margin of ($6,077) and ($3,298), respectively. We are currently in the process of upgrading sites to a new payment and control system. Revenue will remain low until the upgrades to the sites are completed.

Professional Fees

For the three months ended August 31, 2023, the company incurred $216,114 of professional fees compared to $7,418 for the three months ended August 31, 2022, an increase of $208,696. Professional fees generally consist of audit, legal, accounting and investor relation fees. In the current period we had an increase in all fees as a result of the merger and the required fees of being a public company. In addition, we issued shares of common stock for total non-cash expense of $198,279. Excluding this one-time non-cash expense, $17,835 was incurred for professional fees.

General and Administrative Expense

For the three months ended August 31, 2023, the company incurred $9,732 of general and administrative expense (“G&A”) compared to $10,757 for the three months ended August 31, 2022, a decrease of $1,025 or 9.5%.

Consulting Expense

For the three months ended August 31, 2023 and 2022, we recognized $20,010 and $0, respectively, of consulting expense. This increase was primarily for grant writing, engineering services and other consultants that were brought on after the merger.

Officer Compensation

For the three months ended August 31, 2023 and 2022, we had officer compensation expense of $30,000 and $31,200, respectively.

Other Income/Expense

For the three months ended August 31, 2023 and 2022, we had total other expense of $30,437 and $0, respectively. In the current period we recognized $30,462 of interest expense, offset with $25 of other income.

Net Loss

For the three months ended August 31, 2023, we had a net loss of $312,370 compared to $52,673 for the three months ended August 31, 2022, an increase of $259,697. We had an increase in our net loss primarily due to the stock issued for services. Excluding the one-time stock issuance, we had a net loss of $114,091 for the three months ended August 31, 2023.

For the six months ended August 31, 2023 compared to the six months ended August 31, 2022

Revenue and Cost of Revenue

We had total revenue of $11,716 (net of $2,764 revenue share) and $9,549 for the six months ended August 31, 2023 and 2022, respectively, an increase of $2,167 or 22.7%. We had cost of revenue of $18,380 and $20,499, respectively, for gross margins of ($6,664) and ($10,950), respectively. Power usage revenue increased in 2023, primarily due to getting more stations online with the new control system hardware and a sale of charging station equipment.

Professional Fees

For the six months ended August 31, 2023, the company incurred $230,249 of professional fees compared to $12,074 for the six months ended August 31, 2022, an increase of $218,175. Professional fees generally consist of audit, legal, accounting and investor relation fees. In the current period we had an increase in all fees as a result of the merger and the required fees of being a public company. In addition, we issued shares of common stock for total non-cash expense of $198,279. Excluding this one-time non-cash expense, $31,970 was incurred for professional fees.

General and Administrative Expense

For the six months ended August 31, 2023, the company incurred $64,043 of G&A expenses compared to $22,789 for the six months ended August 31, 2022, an increase of $41,254 or 181%. In the current period we had an increase of insurance expense of ~$13,300, transfer agent fees of ~$9,000, licenses & fees of ~$6,000 and other expenses associated with being an SEC company ~$11,000.

Consulting Expense

For the six months ended August 31, 2023 and 2022, we recognized $20,010 and $0, respectively, of consulting expense. This increase was primarily for grant writing, engineering services and other consultants that were brought on after the merger.

Officer Compensation

For the six months ended August 31, 2023 and 2022, we had officer compensation expense of $60,000 and $62,400, respectively.

Other Income/Expense

For the six months ended August 31, 2023 and 2022, we had total other expense of $46,489 and $46,063, respectively. In the current period we recognized $46,554 of interest expense, offset with $65 of other income. In the prior period we recognized a loss on impairment of $46,063.

Net Loss

For the six months ended August 31, 2023, we had a net loss of $427,455 compared to $154,276 for the six months ended August 31, 2022, an increase of $273,179. We had an increase in our net loss primarily due to the stock issued for services. Excluding this one-time non-cash expense, net loss was $229,176 for this period.

Liquidity and Capital Resources

Operating Activities

For the six months ended August 31, 2023, the company used $192,376 of cash in operating activities compared to $123,677 for the six months ended August 31, 2022.

Financing Activities

During the six months ended August 31, 2023 and 2022, we repaid $61,400 and $7,500 of related party loans, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of August 31, 2023.

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

Dated: October 19, 2023

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

