Form 10-Q
period 2023-11-30
SHOREPOWER TECHNOLOGIES INC.
filed 2024-01-16
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of January 8, 2024, there were 48,478,678 shares of Common Stock, $0.01 par value per share, outstanding.

SHOREPOWER TECHNOLOGIES INC.

Form 10-Q

For the Quarterly Period Ended November 30, 2023

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHOREPOWER TECHNOLOGIES INC.

(Formerly United States Basketball League, Inc.)

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30,	February 28,
	2023	2023
ASSETS
Current Assets:
Cash	$278,097	$114,851
Funds held in escrow	—	553,000
Accounts receivable	2,500	—
Prepaids	—	535
Note receivable	35,000	—
Inventory	6,876	6,880
Total Current Assets	322,473	$675,266

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$323,473	$676,266

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$57,169	106,394
Accrued officer compensation – related party	110,000	20,000
Accrued interest – related party	65,450	—
Notes payable – related party	125,773	105,689
Note payable	111,395	111,395
Total Current Liabilities	469,787	343,478

Notes payable, net of current portion – related party	1,037,924	1,184,309

Total Liabilities	1,507,711	1,527,787

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 10,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,478,678 and 47,435,106 shares issued and outstanding, respectively	484,787	474,351
Additional paid-in capital	803,127	615,284
Accumulated deficit	(2,449,698)	(1,918,702)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(1,184,238)	(851,521)
Total Liabilities and Stockholders’ Deficit	$323,473	$676,266

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Service revenue, net	$2,845	$8,420	$10,531	$15,535
Product sales	—	1,704	7,909	4,139
Total revenue	2,845	10,124	18,440	19,674
Cost of revenue	9,517	11,846	27,897	32,345
Less revenue share	1,771	1,664	5,650	1,665
Gross margin	(8,443)	(3,386)	(15,107)	(14,336)

Operating Expenses:
Professional fees	14,921	18,240	245,170	30,314
General and administrative	35,566	7,729	99,609	30,518
Consulting	10,658	—	30,668	—
Officer compensation	30,000	31,200	90,000	93,600
Total operating expenses	91,145	57,169	465,447	154,432

Loss from Operations	(99,588)	(60,555)	(480,554)	(168,768)

Other Income (Expense):
Other income	—	1,026	65	1,026
Interest expense	(3,953)	—	(50,507)	—
Impairment of fixed asset	—	—	—	(46,063)
Total other income (expense)	(3,953)	1,026	(50,442)	(45,037)

Net loss	$(103,541)	$(59,529)	$(530,996)	$(213,805)

Loss per Common Share: Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	48,478,678	9,405,788	48,027,610	9,030,803

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2023 and 2022

(Unaudited)

	Common Stock		Series B Preferred Stock		Additional	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance, February 28, 2023	47,435,106	$474,351	2,000,000	$20,000	$615,284	$(1,918,702)	39,975	$(42,454)	$(851,521)
Net Loss	—	—	—	—	—	(115,085)	—	—	(115,085)
Balance, May 31, 2023	47,435,106	474,351	2,000,000	20,000	615,284	(2,033,787)	39,975	(42,454)	(966,606)
Common stock issued for services	1,043,572	10,436	—	—	187,843	—	—	—	198,279
Net Loss	—	—	—	—	—	(312,370)	—	—	(312,370)
Balance, August 31, 2023	48,478,678	484,787	2,000,000	20,000	803,127	(2,346,157)	39,975	(42,454)	(1,080,697)
Net Loss	—	—	—	—	—	(103,541)	—	—	(103,541)
Balance, November 30, 2023	48,478,678	$484,787	2,000,000	$20,000	$803,127	$(2,449,698)	39,975	$(42,454)	$(1,184,238)

	Common Stock		Series A Preferred Stock		Additional	Accumulated	Common Shares	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	To be Issued	Shares	Amount	Equity (Deficit)
Balance, February 28, 2022	7,142,202	$71,462	1,105,644	$11,057	$(1,539,725)	$(1,605,572)	$1,699,146	39,975	$(42,454)	$(1,406,086)
Conversion of preferred stock to common stock	1,699,146	16,991	(1,105,644)	(11,057)	1,693,212	—	(1,699,146)	—	—	—
Net Loss	—	—	—	—	—	(101,603)	—	—	—	(101,603)
Balance, May 31, 2022	8,841,348	88,453	—	—	153,487	(1,707,175)	—	39,975	(42,454)	(1,507,689)
Net Loss	—	—	—	—	—	(52,673)	—	—	—	(52,673)
Balance, August 31, 2022	8,841,348	88,453	—	—	153,487	(1,759,848)	—	39,975	(42,454)	(1,560,362)
Common stock issued for director services	750,000	7,500	—	—	195,000	—	—	—	—	202,500
Common stock issued for services	750,000	7,500	—	—	195,000	—	—	—	—	202,500
Net Loss	—	—	—	—	—	(59,529)	—	—	—	(59,529)
Balance, November 30, 2022	10,341,348	$103,453	—	$—	$543,487	$(1,819,377)	$—	39,975	$(42,454)	$(1,214,891)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	November 30,
	2023	2022
Cash Flows from Operating Activities:

Net loss	$(530,996)	$(213,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	—	46,063
Common stock issued for services	198,279	—
Depreciation expense	—	5,133
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	—
Inventory	4	(2,186)
Prepaids	535	(38,605)
Note receivable	(35,000)	—
Accounts payable and accrued expenses	(49,225)	(44,473)
Accrued interest – related party	50,505	—
Accrued officer compensation	90,000	93,600
Net cash used in operating activities	(278,398)	(154,273)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Repayment of loan payable	—	(7,240)
Repayment of related party loan	(111,356)	(12,001)
Net cash used in financing activities	(111,356)	(19,241)

Net change in cash	(389,754)	(173,514)
Cash, beginning of period	114,851	319,980
Funds held in escrow, beginning of period	553,000	—
Cash, end of period	$278,097	$146,466

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2023

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

Under the terms of the Merger Agreement, Jeff Kim, the prior CEO of Shurepower, LLC and the current CEO of the Company, now owns 26,089,758 of the issued and outstanding shares of the Company’s common stock. 11,000,000 shares of common stock were sold under the Pre-Merger Financing that raised $660,000. Mr. Kim has received 2,000,000 shares of a Series B Preferred stock and the right to receive the following additional shares of SPEV common stock upon achieving the following milestones: (i) an additional 2.5% of the issued and outstanding SPEV Common Stock upon the completion of either (a) the conversion of 75 existing connection points to Level 2 or greater or the (b) installation of 75 new connection points to revenue producing stations in the first 12 months or some combination of the two yielding 75 units, (ii) an additional 2.5% of the of the issued and outstanding SPEV Common Stock upon (a) the application for $10M in grants and/or the (b) the award of $1.0 million in grants in the first 18 months; (iii) an additional 2.5% of the issued and outstanding SPEV common stock outstanding upon the completion of acquisitions in the first 24 months generating no less than $3.0 million in gross revenues and (iv) an additional 500,000 shares of SPEV common stock upon acquiring or hiring the following key personnel in the first six months after the effective date of the merger: (a) three or more qualified Board members and (b) at least three of the following four individuals having the following qualifications: one sales/marketing person, one grant writer/Government relations person, one technician/maintenance person and one software programmer/engineer.

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

The Company is a transportation electrification infrastructure manufacturer and service provider of Electric Vehicle Supply Equipment (EVSE), Truck Stop Electrification (TSE) and electric standby Transport Refrigeration Unit (eTRU) stations. They have 60 operational TSE facilities with over 1,800 individual electrified parking spaces in 31 states. Shorepower’s stations are EPA SmartWay-Verified and CARB-Verified. The Company has headquarters in Hillsboro (Portland Area), Oregon and an office in Detroit, Michigan metro area. Shorepower is a certified minority owned business enterprise (MBE). The Company’s management team is comprised of a group of seasoned individuals with knowledge of technology, transportation and heavy-duty vehicles and nearly two decades working together. Combined, the team has managed over $16 million in government contracts and grant funds to deploy transportation electrification throughout the nation.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at November 30, 2023 and February 28, 2023, was $6,876 and $6,880, respectively.

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract (or PO) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company generated revenues from selling power vending stations (charging stations) or services. The Company considers its performance obligations satisfied upon shipment and/or delivery of the purchased products to the customer. The Company evaluates returns from customers purchasing product on a case-by-case basis and generally will issue replacement product in the limited cases of product returns. The Company has no policy requiring cash refunds.

Cost of Revenue

Cost of revenues includes actual product cost, labor, if any, and direct overheard, including utility (electricity) bills, which is applied on a per unit basis.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. As of November 30, 2023, management has determined that an allowance for doubtful accounts is not required as all amounts are considered to be collectible.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,449,698 as of November 30, 2023, with minimal revenue generated. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – NOTE RECEIVABLE

On November 25, 2023, the Company entered into a Promissory Note Agreement with Convoy Solutions, LLC (“Convoy”), for $40,000. The Note matures on December 18, 2023. As of November 30, 2023, the balance due is $35,000.

NOTE 5 – LOAN PAYABLE

As of November 30, 2023 and February 28, 2023, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of November 30, 2023 and February 28, 2023, the balance due on this note is $88,044 and $185,000, respectively. As of November 30, 2023, there is $18,536 of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company is to begin monthly payments of principal and interest on April 1, 2023, or within one year without penalty. As of November 30, 2023, there is $238,054 and $10,967 of principal and interest due on this note, respectively.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of November 30, 2023, there is $837,600 and $35,947 of principal and interest due on this note, respectively.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board and agreed to by Mr. Kim and any payment cannot exceed $10,000 per month for the nine months from the date of the employment agreement. Additionally, a $2,000 monthly loan payment will be made as part of the merger agreement. Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company, not to exceed $10,000 per month, for nine months from the date of his employment agreement. Mr. Kim is still entitled to his $10,000 monthly salary. As of November 30, 2023 and February 28, 2023, there is $110,000 and $20,000, of accrued compensation due to Mr. Kim.

NOTE 7 – COMMON STOCK

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

As of November 30, 2023, there are 48,478,678 shares of common stock outstanding.

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

As of November 30, 2023, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

As of November 30, 2023, there are 2,000,000 shares of Series B issued and outstanding.

NOTE 9 – WARRANTS

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, February 28, 2023	11,000,000	$0.25	2
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, November 30, 2023	11,000,000	$0.25	1.47	$660,000

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to November 30, 2023, and to the date these unaudited financial statements were issued and has determined that it does not have any subsequent events to disclose in these unaudited financial statements.

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

Shorepower is a transportation electrification infrastructure manufacturer and service provider of Electric Vehicle Supply Equipment (EVSE), Truck Stop Electrification (TSE) and electric standby Transport Refrigeration Unit (eTRU) stations. They have 60 operational TSE facilities with over 1,800 individual electrified parking spaces in 31 states. Shorepower’s stations are EPA SmartWay-Verified and CARB-Verified. Shorepower has its headquarters in Hillsboro, Oregon, near Portland, Oregon, and an office in the Detroit, Michigan metro area. Shorepower is a certified minority owned business enterprise (MBE). The Shorepower management team is comprised of a group of seasoned individuals with knowledge of technology, transportation electrification, charging stations and heavy-duty vehicle technologies. Combined, the team has managed over $16 million in government contracts and grant funds to deploy transportation electrification throughout the nation.

Results of Operations

For the three months ended November 30, 2023 compared to the three months ended November 30, 2022

Revenue and Cost of Revenue

We had total revenue of $2,845 and $10,124 for the three months ended November 30, 2023 and 2022, respectively, a decrease of $7,279 or 71.9%. We had cost of revenue of $9,517 and $11,846, respectively, and a deduction for revenue share of $1,771 and $1,664, respectively, for gross margin of ($8,443) and ($3,386), respectively. We are currently in the process of upgrading sites to a new payment and control system. Revenue will remain low until the upgrades to the sites are completed.

Professional Fees

For the three months ended November 30, 2023, the company incurred $14,921 of professional fees compared to $18,240 for the three months ended November 30, 2022, a decrease of $3,319 or 18.2%. Professional fees generally consist of audit, legal, accounting and investor relations fees.

General and Administrative Expense

For the three months ended November 30, 2023, the company incurred $35,566 of general and administrative expense (“G&A”) compared to $7,729 for the three months ended November 30, 2022, an increase of $27,837 or 360.2%. In the current period we incurred $17,051 of construction and maintenance expense of which we had $0 in the prior period.

Consulting Expense

For the three months ended November 30, 2023 and 2022, we recognized $10,658 and $0, respectively, of consulting expense. This increase was primarily for grant writing, engineering services and other consultants that were brought on after the merger to take advantage of available government contracts and grant application opportunities, and update product offerings.

Officer Compensation

For the three months ended November 30, 2023 and 2022, we had officer compensation expense of $30,000 and $31,200, respectively.

Other Income/Expense

For the three months ended November 30, 2023 and 2022, we had interest expense of $33,953 and $1,026 of other income, respectively.

Net Loss

For the three months ended November 30, 2023, we had a net loss of $103,541 compared to $59,529 for the three months ended November 30, 2022, an increase of $44,012. We had an increase in our net loss primarily due to the increase in G&A and consulting expense as discussed above.

For the nine months ended November 30, 2023 compared to the nine months ended November 30, 2022

Revenue and Cost of Revenue

We had total revenue of $18,440 and $19,674 for the nine months ended November 30, 2023 and 2022, respectively, a decrease of $1,234 or 6.3%. We had cost of revenue of $27,897 and $32,345, respectively, and a deduction for revenue share of $5,650 and $1,665, respectively, for gross margins of ($15,107) and ($14,336), respectively.

Professional Fees

For the nine months ended November 30, 2023, the company incurred $245,170 of professional fees compared to $30,314 for the nine months ended November 30, 2022, an increase of $214,856. Professional fees generally consist of audit, legal, accounting and investor relation fees. In the current period we had an increase in all fees as a result of the merger and the required fees of being a public company. In addition, we issued shares of common stock for total non-cash expense of $198,279. Excluding this one-time non-cash expense, $46,891 was incurred for professional fees.

General and Administrative Expense

For the nine months ended November 30, 2023, the company incurred $99,609 of G&A expenses compared to $30,518 for the nine months ended November 30, 2022, an increase of $69,091 or 226.4%. In the current period we had an increase of insurance expense of ~$6,800, transfer agent fees of ~$10,000, licenses & fees of ~$6,000 and other expenses associated with being an SEC company ~$13,700.

Consulting Expense

For the nine months ended November 30, 2023 and 2022, we recognized $30,668 and $0, respectively, of consulting expense. This increase was primarily for grant writing, engineering services and other consultants that were brought on after the merger to bolster access to government contracts and grant opportunities and expand product offerings.

Officer Compensation

For the nine months ended November 30, 2023 and 2022, we had officer compensation expense of $90,000 and $93,600, respectively, a decrease of $3,600 or 3.8%.

Other Income/Expense

For the nine months ended November 30, 2023 and 2022, we had total other expense of $50,442 and $45,037, respectively. In the current period we recognized $50,507 of interest expense, offset with $65 of other income. In the prior period we recognized a loss on impairment of $46,063, offset with $1,026 of other income.

Net Loss

For the nine months ended November 30, 2023, we had a net loss of $530,996 compared to $213,805 for the nine months ended November 30, 2022, an increase of $317,191. We had an increase in our net loss primarily due to the stock issued for services discussed above.

Liquidity and Capital Resources

Operating Activities

For the nine months ended November 30, 2023, the company used $278,398 of cash in operating activities compared to $154,273 for the nine months ended November 30, 2022.

Financing Activities

During the nine months ended November 30, 2023 and 2022, we repaid $111,356 and $12,001 of related party loans, respectively. In the prior period we also repaid $7,240 on a loan payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of November 30, 2023.

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

Dated: January 16, 2024

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

