Form 10-K
period 2024-02-29
SHOREPOWER TECHNOLOGIES INC.
filed 2024-06-13
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended February 29, 2024

or

☐ Transitional Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number 001-15913

SHOREPOWER TECHNOLOGIES, INC.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,253,895 as of August 31, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 48,478,678 shares of common stock as of June 11, 2024.

SHOREPOWER TECHNOLOGIES, INC.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control which could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including, but not limited to:

● our expectations regarding our revenue, expenses, and other operating results, particularly those revenue expectations base on the continued growth of EV sales to the general public;

● our ability to acquire new customers and successfully retain existing customers in a very competitive marketplace;

● our ability to continue to innovate and make new features generally available to customers, including our development and use of artificial intelligence and machine learning;

● our ability to achieve or sustain our profitability;

● future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;

● the costs and success of our sales and marketing efforts, and our ability to establish and promote our brand;

● our growth strategies for, and market acceptance of, our charging stations and our ability to execute such strategies;

● our ability to successfully integrate and realize the benefits of strategic acquisitions;

● our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;

● our ability to effectively manage our growth, including any international expansion;

● our ability to protect our intellectual property rights and any costs associated therewith;

● our ability to prevent or mitigate disruptions, outages, defects, and other performance and quality problems with our charging equipment and the infrastructure on which it relies;

● our expectations regarding general market conditions and the effects of those conditions, including on customer and partner activity;

● our ability to compete effectively with existing competitors and new market entrants;

● the growth rates of the markets in which we compete; and

● the impacts of volatility and uncertainty in the global economy on our business and the businesses of our customers and partners.

These statements are not guarantees of future performance or results. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include those set forth below under “Item 1A. Risk Factors”, below.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

You should read the matters described in “Item 1A. Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I

Item 1. Business.

We are a transportation electrification company that builds, deploys and operates plug-in stations that allow electric vehicles, trucks and refrigerated trailers to conveniently access electric power while parked or staged, resulting in cost savings for fleets and drivers that will not have to use petroleum fuel thus significantly reducing associated toxic emissions and greenhouse gases by replacing diesel fuel with electric power. To date we have raised approximately $16 million through grants and contracts from the federal and state Governments and have received $453,954 in loans through Jeff Kim, our President and CEO.

We currently operate the largest heavy-duty focused network of electrified parking spaces (EPS) in North America. This network includes 60 facilities conveniently located at travel centers with approximately 1,800 electrified parking spaces. Most of these facilities are focused on truck stop electrification (TSE) and electric standby transport refrigeration units (eTRU), but several sites already include electric vehicle charging stations.

Shorepower originally started business as a TSE provider. TSE provides power for hotel loads at commercial parking facilities. Trucks are required to take a rest period for a minimum of 10 hours per day. Trucks typically run their engines to provide heating and cooling in the cab and power accessories. Shorepower TSE allows drivers to shut down their main engine and plug into outlets that provide power for household type devices such as heaters, air-conditioning units, coffee pots, microwaves, TVs, computers and other accessories. On average, this saves drivers and fleets one gallon of diesel per hour. Idling (running) the engine 10 hours per day, 300 days per year could cost in excess of $10,000 per year in wasted diesel fuel. By using Shorepower, drivers can save over $7,000 annually.

Additionally, we have over 300 electric vehicle charging station connection points (plugs), sold or controlled that could be upgraded to include our latest cellular-based control module, to make these stations revenue producing stations. Combined with upgrading the TSE stations, we have the potential to expand to over 2,000 connection points. However, for our first phase of upgrades, we expect to convert up to six stations per facility to level 2 and add two or more DC fast chargers to select locations.

We believe that the key value of the existing travel center facilities is the electric infrastructure and utility service that could easily be upgraded to include electric vehicle supply equipment (EVSE) for heavy-duty trucks and buses. Most of these sites could also accommodate light-duty(automobile) electric vehicle charging.

Several sites have already been upgraded (or are in the process of being upgraded) to include level 2 charging connectors. We have secured over $1285,000 in grants to upgrade additional sites with total project values of over $1,000,000 (including cost share and host-site contributions) and have an additional $2,000,000 in grants pending. Grants awarded as of February 2024 include approximately $71,000 for TSE equipment in New Hampshire, $114,000 to upgrade two sites in California to include Level 2 and DC fast charging and $100,000 in Washington State to add Level 2 charging stations at two facilities. The California and New Hampshire projects are already completed, and the Washington contract is under review. Leveraging these funds and an investment, the existing infrastructure would help facilitate what we believe could be the fastest roll-out of a national network of charging facilities to enable cross-country electric vehicle transportation.

Wall-mount and/or freestanding pedestals with a proprietary, cloud-based payment/control system, and reporting

Competition

We face competition from other EV charging companies, including ChargePoint, ABB, Cyber Switching, Siemens, Tesla, EVBox, BP, Shell, Hyundai, Electrify America, EVGo, the recently announced joint venture among BMW, General Motors, Honda, Hyundai, Kia, Mercedes-Benz and Stellantis and others. To be competitive in the EV charging market, we intend to provide the lowest build-out and operating cost, competitive end-user cost, highest cost savings and best overall feature set from our proprietary back-office control and payment systems so that our customers achieve a faster ROI than offered by our competitors. In addition, we believe that our success in obtaining government grants for electric transportation infrastructure will be a competitive advantage that we have in obtaining additional non-dilutive grants to facilitate our goal of increasing the number of charging stations in the United States and Canada, as well as our long-term relationships with essential manufacturers of commercial charging equipment. Additionally, we will explore opportunities to expand into other South American, European and Asian countries as opportunities arise and resources become available to invest in these regions.

There are two types of TSE systems: on-board and off-board TSE. In off-board electrification, off-board equipment at the truck stop provides heating, ventilation, and air conditioning (HVAC). These HVAC systems are contained in a structure above ground (called a gantry) or on a pedestal beside the truck parking spaces. A hose from the HVAC system is connected to the truck window and, in some cases, to a computer touch screen that enables payment. These stand-alone systems are generally owned and maintained by private companies that charge an hourly fee. To accommodate the HVAC hose, an inexpensive window template may be required in the truck. “Off-board” refers to the location of the HVAC equipment, since it is off-board (not permanently installed on the truck). IdleAir operates an off-board TSE business.

On-board electrification, also known as “shorepower,” requires some equipment on-board the truck. Then, trucks can plug into electrical outlets at the truck stop. To use on-board electrification, trucks must be equipped with electric air conditioning equipment or a portable heater and an extension cord to plug into the electrical outlet. The trucking company or driver owns and maintains the on-board equipment. Shorepower operates on-board TSE facilities. Other than the equipment on-board the truck, these systems are generally considered more cost effective to build, use (hourly fee), maintain and operate. In its simplest form, on-board TSE can be used by simply purchasing a portable heater and an extension cord for as little as a $40 initial investment. This investment could be recouped during the first day/night of use.

The two types of TSE systems do not generally serve the same customers, but we may compete for the same space at a truck stop. However, at least two facilities have both IdleAir and Shorepower in the same parking lot. Additionally, IdleAir currently only has fewer than a dozen operational facilities. Trucks equipped with electric appliances will generally seek Shorepower (on-board) facilities.

Financing Strategy

Under the Bipartisan Infrastructure Law that became law on November 15, 2021, Congress is funding $7.5 billion specifically for charging stations. Shorepower has been highly successful in obtaining government contracts and grants to deploy electric transportation infrastructure projects. We have a goal of securing up to 5% ($375,000,000) of the available funds by the end of the EV charging station program under the Bipartisan Infrastructure Law. We are using the funds from the Merger to pay employees and consultants. We are also continuing to upgrade the control system at existing sites to generate interim income until charging station upgrades generate increased revenue and we are awarded additional government contracts and/or grants. We estimate that 20% to 50% of infrastructure build-out costs will have to be contributed by investors and revenues, depending on the desired speed of the build out, grant cost share requirements and electric vehicle demand (based on number of electric vehicles produced). For example, if we are successful in securing $10 million in grants, we may need to contribute $2 million or more in cost share. We believe that our 20 years of experience in the transportation electrification space provide a competitive advantage in what we anticipate to be an explosive growth period in the electric vehicle industry.

Key Products and Markets

We offer a line of transportation electrification stations that allow all types of vehicles to reduce petroleum consumptions whether for reducing engine idling or charging electric vehicles. Our commercial products are all made with stainless steel enclosures designed to offer decades of service. We already have some stations that have been operational for over 15 years and several hundred have been in service for more than 10 years. Depending on the environment and climate the internal electronics are designed to last at least 5-10 years but can last much longer. All components are serviceable, so it is not necessary to replace the entire station even if one component is damaged.

Our Shorepower Truck Stop Electrification (TSE) pedestals provide power and entertainment services to long haul truck drivers during rest periods at truck stops, fuel depots, rest areas, staging areas, warehouses and anywhere trucks and RVs park for extended periods. The unit’s robust design provides years of operation in harsh environments with relatively low maintenance. These energy vending machines track, control and allow payment for energy when tied into our back-office system. The Shorepower TSE station is an outdoor-rated unit constructed with high-grade stainless steel. It is typically mounted to a concrete pad with the supplied base plate. Each Shorepower TSE stations can service up to four vehicles depending on configuration.

Shorepower’s electric-standby Transport Refrigeration Unit (eTRU) station provides easy access to higher power refrigerated trailers with electric-standby. This allows them to run on electricity rather than diesel while stopped, staging or loading/unloading. This provides a clean efficient energy source for refrigerated loads such as ice cream, meats, vegetables, pharmaceuticals and other frozen goods. This unit typically mounts below the standard TSE station but is also available as a stand-alone or wall mounted station.

Additionally, we offer on-board equipment to ensure our customers can utilize the TSE facilities we have in place. Accessories we offer include portable heaters, heavy-duty extension cords and cab wiring kits. Shorepower supplies standard 110v AC and 208v power. Customers can use any off-the-shelf electric appliance to make life on the road comfortable and convenient: heaters, coffeemakers, microwave ovens, hand-held vacuums, chargers, computers, cell phone chargers, power tools, etc.

Locations

We have 60 TSE facilities throughout the country along major Interstates. These sites provide a cost effective solution to reducing truck engine idling. Primary corridors include Interstate 5 (I-5) on the West Coast, I-95 on the East Coast, I-80/I-90 in the North, I-10/I-20 in the South and other major interconnecting Interstates and US highways in between. These same facilities will be the first candidates for upgrading to electric vehicle charging stations. We have an established network of facilities that can easily and cost-effectively be upgraded in the short-term.

Growth Strategies

Our growth strategies to continue to play a leadership role in EV charging are as follows:

Accelerate new product offerings.

We intend to have a leadership position with continued efficient investment in product development. We currently manufacture and sell TSE, eTRU and Level 2 charging stations. We are currently investigating contract manufacturers to produce DC fast charger products for us. We recently submitted a federal proposal to help offset the cost of developing a new DC fast charger with battery energy storage. This system will store energy from renewable energy sources such as solar and wind. These renewable energy sources are often available when demand is low. This surplus energy can be used to charge the battery energy storage when rates are low and can later be offloaded into an electric vehicle, thus maximizing available energy sources at the highest margin. More information on these efforts is provided in the “research and development” section below.

Invest incrementally in marketing and sales.

We intend to continue to attract new customers and pursue a business model which attracts new customers to our charging stations and encourages existing customers to increase their charging footprint over time as EV penetration increases.

Pursue Strategic Acquisitions.

We intend are exploring potential high-quality acquisition opportunities in this dynamic marketplace both domestically and overseas. Acquisition candidates include charging station companies, charging station management software, electrical contractors, alternative fuel equipment suppliers and truck stop electrification (TSE) providers. An electrical contracting business, for example, would allow us to both sell charging stations and install them without having to use subcontractors.

Manufacturing

We have established strong commercial relationships over the decades in which we have been doing business in the transportation electrification industry. We have designed many of the products that we use, including our comprehensive payment, monitoring and control system with web base management. The majority of our hardware products are manufactured in Oregon. Components are sourced from a number of global suppliers, with concentrations in the United States and Asia. We work proactively with piece part and final assembly supply partners. We prepare factories for new products, establish and monitor quality control points, plan ongoing production and issues purchase orders. Most of our major components are manufactured in the U.S. which will give us strategic advantage for qualifying for grants in the United States.

Government Regulation and Incentives

State, regional and local regulations for installation of EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications as examples. Compliance with such regulation(s) may cause installation delays.

OSHA

We are subject to the Occupational Safety and Health Act of 1970, as amended (“OSHA”). OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. We are in full compliance with OSHA regulations.

NEMA

The National Electrical Manufacturers Association (“NEMA”) is the association of electrical equipment and medical imaging manufacturers. NEMA provides a forum for the development of technical standards that are in the best interests of the industry and users, advocacy of industry policies on legislative and regulatory matters, and collection, analysis, and dissemination of industry data. Our products comply with the NEMA standards that are applicable to such products.

NRTL Certification

Our stations are certified by a Nationally Recognized Testing Laboratory (NRTL). A Nationally Recognized Testing Laboratory (NRTL) is a private-sector organization that OSHA has recognized as meeting the legal requirements in 29 CFR 1910.7 to perform testing and certification of products using consensus-based test standards We use Intertek Testing Laboratories and Underwriters Laboratories (UL) to certify that our products are safe and use consistent manufacturing processes. Most permitting jurisdictions require NRTL certification on products installed in their territory.

CAFE Standards

The regulations mandated by the Corporate Average Fuel Economy (“CAFE”) standards set the average new vehicle fuel economy, as weighted by sales, that a manufacturer’s fleet must achieve. Although we are not a car manufacturer and are thus not directly subject to the CAFE standards, we believe such standards may have a material effect on its business. The Energy Independence and Security Act of 2007 raised the fuel economy standards of America’s cars, light trucks and sport utility vehicles to a combined average of at least 35 miles per gallon by 2020—a 10 miles per gallon increase over 2007 levels—and required standards to be met at maximum feasible levels through 2030. Building on the success of the first phase of the National Program, the second phase of fuel economy and global warming pollution standards for light duty vehicles covers model years 2017–2025. These standards were finalized by the U.S. Environmental Protection Agency (“EPA”) and NHTSA in August 2012. These standards would have required a reduction in average carbon dioxide emissions of new passenger cars and light trucks to 163 grams per mile (g/mi) in model year 2025. Manufacturers may choose to comply with these standards by manufacturing more EVs which would mean that more charging stations will be needed.

However, in April 2020, EPA and NHTSA finalized the Safer Affordable Fuel-Efficient Vehicles Rule, which reformulated the required reductions, establishing average carbon dioxide emissions of new passenger cars and light trucks of 240 g/mi in model year 2026. Several states and groups have announced intentions to sue the U.S. government over this reformulation, so the final CAFE standards cannot currently be predicted with any certainty. However, to the extent fuel-efficiency standards are decreased, this may result in less demand for EVs and, in turn, charging stations of the type we manufacture.

Waste Handling and Disposal

We are subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, CERCLA, also known as the Superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third-parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of our products are excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or our ability to qualify the materials it uses for exclusions under such laws and regulations, could adversely affect our operating expenses.

Research and Development

We have invested a significant amount of time and expense into research and development of our charging platform technologies. Our ability to play a leadership position depends in part on our ongoing research and development activities. Our research and development team is composed of several consultants who are responsible for the design, development, manufacturing and testing of our products. We focus our efforts on developing charging hardware and developing the technology to support our software subscriptions and support services.

Our hardware research and development is principally conducted in Oregon and Michigan. We currently manufacture our own TSE and Level 2 charging stations. We are in the process of developing our own DC fast chargers but have white label and third-party products that we can sell today. Our existing and recently hired engineers are working on software, a smartphone app and DC fast charger that will include internal battery energy storage. This product will have advantages over standard DC fast chargers in that it will require much lower input power requirements and can charge vehicles even if there is a power outage, since it has its own battery energy source. Standard DC fast chargers usually require power upgrades and new utility service which are expensive and time consuming. Our self-contained DC fast charger could be transported to the host-site and immediately be used to charge vehicles. It could even be used at temporary venues such as concerts and sporting events with the optional solar array. The internal battery storage can be charged at off-peak hours, then later be used to charge vehicles during high demand periods. The internal battery storage can also be charged with excess wind energy (or other renewables) which can help stabilized the grid and make more efficient use of unused solar and wind energy. We have submitted two grant applications valued at over $2,000,000 to help develop this product.

Intellectual Property

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect its proprietary rights. Our success depends in part upon its ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. As of January 15, 2023, we filed for one U.S. patent that was abandoned. Should we file for any future patents that are issued to us, they may be challenged, invalidated or circumvented and may not provide sufficiently broad protection and may not prove to be enforceable in actions against alleged infringers.

We enter into agreements with our employees, contractors, customers, partners and other parties with which we do business to limit access to and disclosure of our technology and other proprietary information. We cannot be certain that the steps it has taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of our technology and other proprietary information, including by third-parties who may use our technology or other proprietary information to develop products and services that compete with us. Moreover, others may independently develop technologies that are competitive with us or that infringe on, misappropriate or otherwise violate our intellectual property and proprietary rights, and policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated.

We intend to continue to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, our ability to do so may be limited until such time as it is able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in our intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees which, if we are unable to pay, may result in loss of our patent rights as previously occurred. If we are unable to do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Facilities

Shorepower’s headquarters are located in Hillsboro, Oregon, in the Portland metro area, where we currently utilize shared office and shop space with a monthly lease term. We believe this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require in Oregon will be available on commercially reasonable terms. We also occupy a warehouse in Ferndale, Michigan near Detroit on a month-to-month basis. This building has space to expand as needed for offices, manufacturing and assembly. We are currently in the process of updating this facility to add office space and a light assembly area.

Employees

We currently have only one full-time employee, Jeff Kim, and currently use consultants to perform, bookkeeping, accounting, engineering and installation services. The use of consultants and contractors has enabled us to keep overhead costs low by utilizing resources as needed. However, we expect to employ additional personnel following receipt of sufficient funding to do so as discussed above. We will strive to offer competitive employee compensation and benefits in order to attract and retain a skilled and diverse work force. Since the Merger, we hired the following consultants: a business development specialist with grant writing expertise, an engineer for R&D of new products and updates to current products and a CPA to aid in preparing financial statements.

Legal Proceedings

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected, and the value of our securities may decline in value or become worthless. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Report, including our financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below and elsewhere in this Report. These risks include, but are not limited to, the following:

●	We are an early stage company with a history of operating losses, and expect to incur significant expenses and continuing losses at least for the near- and medium-term.

●	Our growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs.

●	We currently face competition from a number of companies and expect to face significant competition in the future as the market for EV charging develops.

●	We rely on a limited number of vendors for our charging equipment and related support services. A loss of any of these partners would negatively affect our business.

●	Our business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as we expand the scope of such services with other parties.

●	If we are unable to attract and retain key employees and hire qualified management, technical, engineering and sales and business development personnel, our ability to compete and successfully grow our business would be harmed.

●	Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm our business.

●	The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect our financial results.

●	Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

●	Many of our facilities are located in active earthquake zones or in areas susceptible to hurricanes, wildfires and other severe weather events. An earthquake, a wildfire, a major hurricane or other types of disasters or resource shortages, including public safety power shut offs that have occurred and will continue to occur in California or other states, could disrupt and harm our operations and those of our customers.

●	We are dependent upon the availability of electricity at our current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect our business and results of operations.

●	Our revenue growth will depend in significant part on our ability to increase sales of our products and services to fleet operators including medium- and heavy-duty vehicle fleets and rideshare operators.

●	If we fail to offer high-quality support to host sites and drivers or fail to maintain high charger availability and strong user experience, our business and reputation will suffer.

●	Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm our business.

●	The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect our financial results.

●	We may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive, and our business could be adversely affected.

●	Our technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage our reputation with current or prospective customers, and/or expose us to product liability and other claims that could materially and adversely affect our business.

●	The EV charging market is characterized by rapid technological change, which requires us to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of our products and financial results.

●	Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact our financial results or results of operation.

●	Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

●	Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

●	Our stock price will be volatile, and you may not be able to sell shares at or above the price at which shares of our common stock in this registration statement are purchased.

●	Our indemnification of our officers and directors may cause us to use corporate resources to the detriment of our stockholders.

Risks Related to Our Company and Our Business

We are an early stage company with a history of operating losses, and expect to incur significant expenses and continuing losses at least for the near- and medium-term.

We have a history of operating losses and negative operating cash flows. We incurred a net loss of $(668,952) and $(315,524) for the years ended February 29, 2024 and February 28, 2023, respectively. We believe we will continue to incur operating and net losses each quarter at least for the medium term. Even if we achieve profitability, there can be no assurance that we will be able to maintain profitability in the future. Our potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators, the widespread adoption of electric trucks and other vehicles, and other electric transportation modalities, continued support from regulatory programs and in each case, the use of our chargers, any of which may not occur at the levels we currently anticipate or at all. We may need to raise additional financing through grants, loans, securities offerings or additional investments in order to fund our ongoing operations. There is no assurance that we will be able to obtain such additional financing or that we will be able to obtain such additional financing on favorable terms.

Our growth and success is highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs.

Our growth is highly dependent upon the adoption of EVs both by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, increasing consumer choice as it relates to available EV models, their pricing and performance, evolving government regulation and industry standards, changing consumer preferences and behaviors, intensifying levels of concern related to environmental issues, and governmental initiatives related to climate change and the environment generally. Our revenues will be driven in large part by EV drivers’ driving and charging behavior. Potential shifts in behavior may include but are not limited to changes in annual vehicle miles traveled, preferences for urban vs suburban vs rural and public vs private charging, demand from rideshare or urban delivery fleets, and the emergence of autonomous vehicles and/or new forms of mobility. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. Public DC fast charging in particular may not develop as expected and may fail to attract projected market share of total EV charging. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, our growth would be reduced and our business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:

●	perceptions about EV features, quality, driver experience, safety, performance and cost;

●	perceptions about the limited range over which EVs may be driven on a single battery charge and about availability and access to sufficient public EV charging stations;

●	competition, including from other types of alternative fuel vehicles (such as hydrogen fuel cell vehicles), plug-in hybrid EVs and high fuel-economy internal combustion engine (“ICE”) vehicles;

●	increases in fuel efficiency in legacy ICE and hybrid vehicles;

●	volatility in the price of gasoline and diesel at the pump;

●	EV supply chain disruptions including but not limited to availability of certain components (e.g. semiconductors), ability of EV OEMs to ramp-up EV production, availability of batteries, and battery materials;

●	concerns regarding the stability of the electrical grid;

●	the decline of an EV battery’s ability to hold a charge over time;

●	availability of service for EVs;

●	consumers’ perception about the convenience, speed, and cost of EV charging;

●	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;

●	relaxation of government mandates or quotas regarding the sale of EVs;

●	the number, price and variety of EV models available for purchase; and

●	concerns about the future viability of EV manufacturers.

In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles, when the automotive industry globally has been experiencing a recent decline in sales. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and our products and services in particular.

While many global OEMs and several new market entrants have announced plans for new EV models, the lineup of EV models with increasing fast charging needs expected to come to market over the next several years may not materialize in that timeframe or may fail to attract sufficient customer demand. Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect our business, financial condition and operating results.

We expect to grow and expect to invest our earnings in growth for the foreseeable future. If we fail to manage growth effectively, our business, operating results and financial condition would be adversely affected.

Our expected growth and expansion of our business may place a significant strain on management, business operations, financial condition and infrastructure and corporate culture.

With our expected growth, our information technology systems and our internal control over financial reporting and procedures may not be adequate to support our operations and may allow data security incidents that may interrupt business operations and allow third parties to obtain unauthorized access to business information or misappropriate funds. We may also face risks to the extent such third parties infiltrate the information technology infrastructure of our contractors.

To manage growth in operations and personnel, we will need to continue to improve our operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect our business performance and operating results. Our strategy is based on a combination of growth and maintenance of strong performance on our existing asset base, and any inability to scale, maintain customer experience or manage operations at our charging stations may impact our growth trajectory.

Our forecasts and projections are based upon assumptions, analyses and internal estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual operating results may differ materially and adversely from those forecasted or projected.

Our forecasts and projections are subject to significant uncertainty and are based on assumptions, analyses and internal estimates developed by our management, any or all of which may not prove to be correct or accurate. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual operating results may differ materially and adversely from those forecasted or projected. Realization of the results forecasted will depend on the successful implementation of our proposed business plan, and policies and procedures consistent with the assumptions. Future results will also be affected by events and circumstances beyond our control, for example, the competitive environment, our executive team, rapid technological change, economic and other conditions in the markets in which we propose to operate, governmental regulation and, uncertainties inherent in product development and testing, our future financing needs and our ability to grow and to manage growth effectively. In particular, our forecasts and projections include forecasts and estimates relating to the expected size and growth of the markets in which we operate or seek to enter. See “— Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.” Our forecasts and projections also assume that we are able to perform our obligations under our commercial contracts. See “— Because we are currently dependent upon a limited number of customer and partner s, the loss of a significant customer or partners could adversely affect our operating results.” For the reasons described above, it is likely that the actual results of our operations will be different from the results forecasted and those differences may be material and adverse. The forecasts were prepared by our management and have not been certified or examined by an accountant. We do not have any duty to update the financial projections included in this prospectus.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Estimates of future EV adoption in the United States, the total addressable market, serviceable addressable market for our products and services and the EV market in general are included in this prospectus. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the COVID-19 pandemic. The estimates and forecasts included in this prospectus relating to the size and expected growth of the target market, market demand, EV adoption across individual market verticals and use cases, capacity of automotive and battery OEMs and ability of charging infrastructure to address this demand and related pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity for public and commercial fast charging and future fast charging throughput or Shorepower’s market share capture are difficult to predict. The estimated addressable market may not materialize in the timeframe of the projections included herein, if ever, and even if the markets meet the size estimates and growth estimates presented in this prospectus, our business could fail to grow at similar rates.

We currently face competition from a number of companies and expect to face significant competition in the future as the market for EV charging develops.

The EV charging market is relatively new, and we currently face competition from a number of companies, including ChargePoint, Blink, Volta, EVgo, ABB, Cyber Switching and Siemens. We indirectly compete with site hosts, fleets and utilities that choose to own their own charging infrastructure and procure their electric vehicle supply equipment (“EVSE”) from third-party vendors, such as EVBox and ClipperCreek, rather than leveraging our public or dedicated charging offerings. The principal competitive factors in the industry include charger count, locations and accessibility; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; direct current fast charger (“DCFC”) network reliability, scale and local density; software-enabled services offering and overall customer experience; and operator brand, track record and reputation; access to equipment vendors, service providers, and policy incentives and pricing. Large early-stage markets require early engagement across verticals and customers to gain market share, and ongoing effort to scale channels, installers, teams and processes. In addition, there are competitors, in particular those with limited funding, experience or commitment to quality assurance, which could cause poor experiences, hampering overall EV adoption or trust in any particular provider. Further, our current or potential competitors may be acquired by third parties with different commercial objectives and imperatives and greater available resources.

In addition, there are other means for charging EVs, which could affect the level of demand for charging at our DCFCs. For example, Tesla Inc. (“Tesla”) continues to build out its supercharger network across the United States for Tesla vehicles, which could reduce overall demand for EV charging at our sites. Tesla may also open its supercharger network to support charging of non-Tesla EVs in the future, which could further reduce demand for charging at our sites. Further, BMW, General Motors, Honda, Hyundai, Kia, Mercedes-Benz and Stellantis recently announced a proposed joint venture to be formed in 2023 to make “EV charging more convenient, accessible and reliable.” This proposed alliance intends to install at least 30,000 high-powered chargers, accessible to all battery-powered electric vehicles from any automaker and will have stations that offer connectors for both the so-called Tesla system, known as the North American Charging Standard (NACS), as well as the rival standard, known as the combined charging system (CCS).

Also, other companies sell chargers designed for customers seeking to have on premise EV charging capability as well as for home or workplace charging, which may reduce the demand for fast charging if EV owners find “slow” charging at a workplace, at home, or other parking locations to be sufficient. Municipalities may decide to convert street lighting poles and lampposts to public charging points for EV drivers who rent, have no access to home charging, or park their EVs on the street, potentially reducing our serviceable markets. Retailers, utilities or other site hosts or commercial, municipal and federal fleet businesses may opt to become owners and operators of public or private EV fast charging equipment and purchase that equipment and associated management software directly from vendors in the marketplace.

Additionally, future changes in charging preferences; the development of inductive EV charging capabilities; battery chemistries, ultralong-range batteries or energy storage technologies, industry standards or applications; driver behavior or battery EV efficiency may develop in ways that limit our future share of gains in certain high promising market verticals or slow the growth of our addressable or serviceable market. Competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards or customer requirements, and may be better equipped to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.

The EV charging business may become more competitive, pressuring future increases in utilization and margins. Competition is still developing and is expected to increase as the number of EVs sold increases. Among our largest competitors is Electrify America, a subsidiary of Volkswagen, Nikola Corporation and IONQ. Electrify America was formed as part of Volkswagen’s consent decree with the U.S. Environmental Protection Agency in connection with its diesel emissions scandal. Volkswagen was forced to commit $2 billion to Electrify America and the expansion of its EV charger network over a ten-year period which began in January 2017. Electrify America expects to install (or have under development) approximately 800 public charging stations with approximately 3.500 chargers by December 2022 and is currently approaching completion of cycle 2 of its 4-cycle spending program. Because Electrify America’s expansion of its EV charger network is mandated by the consent decree and not necessarily done in a manner designed to maximize economic return, Electrify America’s rate of expansion may outpace ours, at least in the short term.

Barriers to entry in the EV charging market may erode as a result of government intervention, leading to more competitors. In addition, in some jurisdictions, we may see competition from local utilities who may be interested in, and receive regulatory approval for, ownership of public EV charging equipment, from various owners of non-networked Level 2 chargers, and from new entrants into the U.S. fast charging market.

New competitors or alliances may emerge in the future that secure greater market share, have proprietary technologies that drivers prefer, more effective marketing abilities and/or face different financial hurdles, which could put us at a competitive disadvantage. Further, our current strategic initiatives, pilots and contracts with OEM partners, business-to-business customers and key hosts may fail to result in a sustainable competitive advantage for us. Future competitors could also be better positioned to serve certain segments of our current or future target markets, which could create price pressure or erode our market share. In light of these factors, current or potential customers may utilize charging services of competitors. If we fail to adapt to changing market conditions or continue to compete successfully with current charging providers or new competitors, our growth will be inhibited, adversely affecting our business and results of operations.

We face risks related to health pandemics, as demonstrated by the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns and restrictions on business and individual activities, created significant volatility in the global and domestic economies and led to reduced economic activity. The spread of COVID-19 created charging equipment supply chain and shipping constraints. See “Shorepower’s Management’s Discussion and Analysis of Results of Operations and Financial Condition of Shorepower — Recent Developments — COVID-19 Outbreak.”

COVID-19 temporarily disrupted the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and has led to a decrease in vehicle sales, including EV sales, in markets around the world, and the accompanying demand for our charging services. Any sustained downturn in demand for EVs would harm our business and negatively impact the growth of our charging station network.

When governments and businesses shut down in response to shelter in place orders and other similar actions by state and local governments, permitting, inspection and other city and municipal services were suspended, and we had reduced access to host sites for construction and on-site survey and design.

The pandemic resulted in government authorities implementing numerous measures to try to contain COVID-19, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. A future pandemic resulting in these measures could adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners and negatively impact demand for EV charging. These measures by government authorities could remain in place for a significant period of time and could adversely affect manufacturing and building plans, sales and marketing activities, business and results of operations.

The extent to which another pandemic would impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread and severity of the pandemic, the actions to contain or treat its impact, and when and to what extent normal economic and operating activities could resume. A future pandemic could limit the ability of customers, suppliers, vendors, permitting agencies, utilities and business partners to perform, including third party suppliers’ ability to provide components and materials used in charging stations or in providing installation or maintenance services. Even after a pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of a future pandemic, as well as reduced spending by businesses, could each have a material adverse effect on the demand for our products and services.

Supply chain issues and inflationary pressure could increase the cost of materials and components. This could create an increase in the cost of our products and service which could affect demand and negatively impact overall revenues. We use microchips in our products. Another chip shortage could make it difficult or impossible to acquire the necessary materials to assemble our circuit boards, thus decreasing sales. During the recent pandemic, we delayed production of some specific circuit boards until chips were available and/or came down in price. If this type of supply chain issue reoccurs, we could redesign some circuit boards to use components that are more readily available. We could also increase the cost of our products to decrease demand.

We are highly reliant on its networked charging solution and information technology systems and data, and those of its service providers and component suppliers, any of which systems and data may be subject to cyber-attacks, service disruptions or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.

We continue to expand our information technology systems in the form of our networked charging solution, and as our operations grow, our internal information technology systems, such as product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems, must increase commensurately. This includes the implementation of new internally developed systems and the deployment of such systems in the United States and, in the future, abroad. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operations. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

While we maintain information technology measures designed to protect against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, our systems and those of our service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks. To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of our data, including intellectual property and personal information, or our products, or for it to be believed or reported that any of these occurred, it could disrupt our business, harm our reputation, compel us to comply with applicable data breach notification laws, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm.

Because we also rely on third-party service providers, we cannot guarantee that our service providers’ and component suppliers’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in a security incident, or other disruption to us or our service providers’ or component suppliers’ systems. Our ability to monitor our service providers’ and component suppliers’ security measures is limited, and, in any event, malicious third parties may be able to circumvent those security measures.

If we do not successfully implement, maintain or expand our information technology systems as planned, our operations may be disrupted, our ability to accurately and/or timely report our financial results could be impaired and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results (see also “Risks Related to our Securities—If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock,” for more detail). Moreover, our proprietary information, including intellectual property and personal information, could be compromised or misappropriated, our reputation may be adversely affected if these systems or their functionality do not operate as expected and we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm our business.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on our systems in the future. Cybersecurity organizations in many countries have published warnings of increased cybersecurity threats to U.S. businesses, and external events, such as the conflict between Russia and Ukraine or between Israel and Hamas, may increase the likelihood of cybersecurity attacks, particularly directed at energy, fueling or infrastructure service providers. Any attempts by cyber attackers to disrupt our services or systems, if successful, could harm its business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy, subject us to substantial fines, penalties, damages and other liabilities under applicable laws and regulations, lead to a loss of protection of its intellectual property or trade secrets and damage its reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm to our reputation, brand and ability to attract customers.

We have processes and procedures in place designed to enable us to quickly recover from a disaster or catastrophe and continue business operations and have tested this capability under controlled circumstances. We use Amazon AWS (and other server carriers) with 99% uptime. Additionally, all data flowing across AWS Regions over the AWS global network is automatically encrypted at the physical layer before it leaves AWS secured facilities. We do not save any sensitive data such as credit card information or social security numbers. We never ask for social security numbers. Our vendor payments are handled through Stripe, Square, Authorize.net and PayPal. These payment processing services are globally recognized for their state-of-the-art security measures and PCI compliance, including the use end-to-end encryption to store data, adherence to the Payment Card Industry’s strict technical and operational standards around securing credit card data and employing robust controls over how they handle customers’ payments.

We anticipate that the vast majority of payments will be processed through the end-user’s smart-phone app from their personal cell phones. Therefore, the users will strictly control the security of their payment information and may use existing payment options such as Google Pay or Apple Pay to process payments. Even if the end-user manually enters their credit card information, access is restricted to their own phone which is much more secure than a public card swipe. The payment information is then directly transferred to the payment processor; therefore, we never collect nor can we ever see this information.

Although we never collect social security numbers or credit card information, we may ask users to create a user account or ask for personal information. Some of this information may be saved to our database, but providing this information is absolutely optional. This information may include names, addresses, phone numbers, email addresses and vehicle information. However, all this information is optional, and users may use aliases or opt to not provide it.

Despite these efforts to minimize the impact of cybersecurity breaches, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenue, any of which could adversely affect our business and financial results.

We rely on a limited number of vendors for our charging equipment and related support services. A loss of any of these partners would negatively affect our business.

We rely on a limited number of vendors for design, testing and manufacturing of charging equipment which at this stage of the industry is unique to each supplier and thus singularly sourced with respect to components as well as aftermarket maintenance and warranty services. This reliance on a limited number of vendors increases our risks, since we do not currently have proven reliable alternative or replacement vendors beyond these key parties. In the event of production interruptions or supply chain disruptions including but not limited to availability of certain key components such as semiconductors, we may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. Thus, our business would be adversely affected if one or more of our vendors is impacted by any interruption at a particular location.

As the demand for public fast charging increases, the charging equipment vendors may not be able to dedicate sufficient supply chain, production, or sales channel capacity to keep up with the required pace of charging infrastructure expansion. In addition, as the EV market grows, the industry may be exposed to deteriorating design requirements, undetected faults or the erosion of testing standards by charging equipment and component suppliers, which may adversely impact the performance, reliability and lifecycle cost of the chargers. If we or our suppliers experience a significant increase in demand, or if we need to replace an existing supplier, we may not be able to supplement service or replace them on acceptable terms, which may undermine our ability to install chargers in a timely manner. For example, it may take a significant amount of time to identify a vendor that has the capability and resources to supply and/or service charging equipment in sufficient volume. Identifying and approving suitable vendors could be an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant vendor would have an adverse effect on our business, financial condition and operating results.

Further, should the Biden Administration and Congress require that charging equipment be manufactured in the United States to access federal financial support or secure contracts with the federal government, we will have to source parts from alternative vendors to participate in the covered federal programs.

Our business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as we expand the scope of such services with other parties.

We do not typically install charging stations at our sites. These installations are typically performed by electrical contractors managed by us. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires local utility cooperation in design and interconnection request approval and commissioning, as well as various local and other governmental approvals and permits that vary by jurisdiction. In addition, building codes, accessibility requirements, utility interconnect specifications, review, approval or study lead time or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. In addition, increased demand for the components necessary to install charging stations could lead to higher installed costs. Meaningful delays or cost overruns caused by our vendor supply chains, contractors, or inability of local utilities and approving agencies to cope with the level of activity may impact our recognition of revenue in certain cases and/or impact our relationships, either of which could impact our business and profitability, pace of growth and prospects.

Working with contractors may require us to obtain licenses or require us or our customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation project. If these contractors are unable to provide timely, thorough and quality installation-related services, we could fall behind our construction schedules or cause customers to become dissatisfied with the solutions we offer. As the demand for public fast charging increases and qualification requirements for contractors become more stringent, we may encounter shortages in the number of qualified contractors available to complete all of our desired installations. If we fail to timely pay our contractors, they may file liens against our site hosts’ properties, which we are required to remove.

Our business model is predicated on the presence of qualified and capable electrical and civil contractors and subcontractors in the new markets we intend to enter. There is no guarantee that there will be an adequate supply of such partners. A shortage in the number of qualified contractors may impact the viability of the business plan, increase risks around the quality of works performed and increase costs if outside contractors are brought into a new market.

In addition, our network expansion plan relies on our site development efforts, and our business is exposed to risks associated with receiving site control and access necessary for the construction of the charging station and operation of the charging equipment, electrical interconnection and power supply at identified locations sufficient to host chargers and on a timely basis. We generally do not own the land at the charging sites and rely on the site licenses with hosts that convey the right to build, own, and operate the charging equipment on the site. We may not be able to renew the site licenses or retain site control. The process of establishing or extending site control and access could take longer or become more competitive. As the EV market grows, competition for premium sites may intensify, the power distribution grid may require upgrading, electrical interconnection with local utilities may become competitive, all of which may lead to delays in construction and/or commissioning. As a result, we may be exposed to increased interconnection costs and utility fees, as well as delays, which may slow the growth of our network expansion.

If we are unable to attract and retain key employees and hire qualified management, technical, engineering and sales and business development personnel, our ability to compete and successfully grow our business would be harmed.

Our success depends, in part, on our continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively would adversely affect our business. Competition for employees can be intense and the ability to attract, hire and retain them depends on our ability to provide meaningful work at competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so would adversely affect our business, including the execution of our global business strategy.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

Our ability to grow our customer base, achieve broader market acceptance, grow revenue, and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We rely on our business development, sales and marketing teams to obtain new OEM and fleet customers and grow our retail business, and on the technology, site development, and project management personnel to build out and serve new sites. We plan to continue to expand in these functional areas, but we may not be able to recruit and hire a sufficient number of competent personnel with requisite skills, technical expertise and experience, which may adversely affect our ability to expand our sales capabilities. The hiring process can be costly and time-consuming, and new employees may require significant training and time before they achieve full productivity. Recent hires and planned hires may not become as productive as quickly as anticipated, and we may be unable to hire or retain sufficient numbers of qualified individuals. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training, incentivizing and retaining a sufficient number of qualified personnel attaining desired productivity levels within a reasonable time. Our business will be harmed if investment in personnel related to business development and related company activities does not generate a significant increase in revenue.

We may need to raise additional funds and these funds may not be available when needed or may be available only on unfavorable terms.

We may need to raise additional capital in the future to further scale our business and expand to additional markets. We may raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or through grant funding. We cannot be certain that additional funds or incentives will be available on favorable terms when required, or at all, or that we will be able to capture expected grant funding under various existing and new state and local programs in the future. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict our business, or other unfavorable terms. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience additional dilution.

Many of our facilities are located in active earthquake zones or in areas susceptible to hurricanes, wildfires and other severe weather events. An earthquake, a wildfire, a major hurricane or other types of disasters or resource shortages, including public safety power shut-offs that have occurred and will continue to occur in California or other states, could disrupt and harm our operations and those of our customers.

Many of our facilities are located in California, an active earthquake zone, and Florida and Texas, areas susceptible to hurricanes. The occurrence of a natural disaster such as an earthquake, hurricane, drought, flood, fire (such as the recent extensive wildfires in California, Oregon and Colorado), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities or inventory, and cause us to incur significant costs, any of which could harm our business, financial condition, and results of operations. The insurance we maintain against fires, earthquakes, hurricanes and other disasters and damage may not be adequate to cover losses in any particular case.

In addition, rolling public safety power shut offs in California or other states can affect throughput and/or user acceptance of EVs, as charging may be unavailable at the desired times, or at all during these events. These shut offs could also affect the ability of fleet operators to charge their EVs, which, for example, could adversely affect transportation schedules or any service level agreements to which either we or the fleet operator may be a party. If these events persist, the demand for EVs could decline, which would result in reduced demand for charging.

Further, severe natural disasters could affect our data centers in a temporal or longer-term fashion which would adversely affect our ability to operate our network.

Our charging stations are often located in areas that are publicly accessible and may be exposed to vandalism or misuse by customers or other individuals, which would increase our replacement and maintenance costs.

Our public chargers may also be exposed to vandalism or misuse by customers and other individuals, increasing wear and tear of the charging equipment. Such increased wear and tear could shorten the usable lifespan of the chargers and require us to increase our spending on replacement and maintenance costs.

We are dependent upon the availability of electricity at our current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect our business and results of operations.

The operation and development of our charging stations is dependent upon the availability of electricity, which is beyond our control. Our charging stations are affected by problems accessing electricity sources, such as planned or unplanned power outages. In recent years, shortages of electricity have resulted in increased costs to users and interruptions in service. In particular, California has experienced rolling blackouts due to excessive demands on the electrical grid or as precautionary measures against the risk of wildfire. In the event of a power outage, we will be dependent on the utility company, and in some cases the site host, to restore power. Any prolonged power outage could adversely affect customer experience and our business and results of operations.

Changes in utility electricity pricing or new and restrictive constructs from regulations applicable to pricing may adversely impact future operating results. For example, some jurisdictions may force us to adopt different pricing constructs such as switching from pricing on a per-minute basis to a per kWh basis, which may intensify competitive pressures. Further, utility rates may change in a way that adversely affects fast charging or in a way that may limit our ability to access certain beneficial rate schedules. In addition, utilities or other regulated entities with monopoly power may receive authority to provide charging services that result in an anti-competitive advantage relative to us and other operators.

Our success depends on our ability to develop and maintain relationships with fleet partners.

There can be no certainty that we will be able to identify and contract with suitable partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with such partners. There can be no assurance that we will be able to negotiate commercially attractive terms with additional fleet partners, if at all.

Our revenue growth will depend in significant part on our ability to increase sales of our products and services to fleet operators including medium- and heavy-duty vehicle fleets and rideshare operators.

Our revenue growth will depend in significant part on our ability to increase sales of our products and services to fleet operators including medium- and heavy-duty vehicle fleets and rideshare operators. The electrification of fleets is an emerging market, and fleet operators may not adopt EVs on a widespread basis, operate on the timelines we anticipate or rely on public and/or private fast charging and our network. In addition to the factors affecting the growth of the EV market generally, transitioning to an EV fleet can be costly and capital intensive, which could result in slower than anticipated adoption. The sales cycle could also be longer for sales to fleet operators with formal procurement processes. Fleet operators may also require significant additional services and support, and if we are unable to provide such services and support, it may adversely affect our ability to attract additional fleet operators as customers. Any failure to attract and retain fleet operators as customers in the future would adversely affect our business and results of operations.

If we fail to offer high-quality support to host sites and drivers or fail to maintain high charger availability and strong user experience, our business and reputation will suffer.

Once Shorepower charging stations are installed, host sites and drivers will rely on us to provide maintenance services to resolve any issues that might arise in the future. Rapid and high-quality customer and equipment support is important so drivers can receive reliable charging for their EVs. The importance of high-quality customer and equipment support will increase as we seek to expand our business and pursue new customers and geographies. If we do not quickly resolve issues and provide effective support, our ability to retain customers or sell additional products and services to existing customers could suffer and our brand and reputation could be harmed.

Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm our business.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing attacks or denial of service, against online networks have become more prevalent and may occur on our systems. Any attempts by cyber attackers to disrupt our services or systems, if successful, could harm our business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy and damage our reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Even with the security measures implemented by us, such as managed security services that are designed to detect and protect against cyber-attacks, and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm our reputation, brand and ability to attract customers.

We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. We rely on carrier networks to support reliable operation, management and maintenance of our charger network, charging session management, and driver authentication, and payment processing depend on reliable connections with wireless communications networks. As a result, our operations depend on a handful of public carriers and are exposed to disruptions related to network outages and other communications issues on the carrier networks. See “— Risks Related to Our Technology, Intellectual Property and Infrastructure — Interruptions, delays in service, communications outages or inability to increase capacity at third-party data center facilities could impair the use or functionality of our subscription services, harm our business and subject us to liability.” If our services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for our solutions from customers.

There are several factors ranging from human error to data corruption that could materially impact the efficacy of any processes and procedures designed to enable us to recover from a disaster or catastrophe, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular cyber-attack, disaster or catastrophe or other disruption, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which would adversely affect our business and financial results.

Growing our customer base depends upon the effective operation of our mobile applications with mobile operating systems, networks and standards that we do not control.

We will be dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google’s Android and Apple’s iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards.

While we to date have not made material acquisitions, should we pursue acquisitions in the future, we would be subject to risks associated with acquisitions.

We may acquire additional assets, products, technologies or businesses that are complementary to our existing business. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into our own business would require attention from management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities or securities convertible into equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. To date, we have no experience with material acquisitions and the integration of acquired assets, businesses and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations.

Risks Related to the EV Market

Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for our products and services.

As regulatory initiatives have required an increase in the mileage capabilities of cars and consumption of renewable transportation fuels, such as ethanol and biodiesel, consumer acceptance of EVs and other alternative vehicles has been increasing. However, the EV fueling model is different from gasoline and other fuel models, requiring behavior changes and education of businesses, consumers, regulatory bodies, local utilities, and other stakeholders. Further developments in, and improvements in affordability of, alternative technologies, such as renewable diesel, biodiesel, ethanol, hydrogen fuel cells or compressed natural gas, proliferation of hybrid powertrains involving such alternative fuels, or improvements in the fuel economy of the ICE vehicles, whether as the result of regulation or otherwise, may materially and adversely affect demand for EVs and EV charging stations in some market verticals. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Local jurisdictions may also impose restrictions on urban driving due to congestion, which may prioritize and accelerate micromobility trends and slow EV adoption growth. Finally, the currently paused litigation between the state of California and the National Highway Transit Safety Administration (“NHTSA”) could impact California’s ability to set fuel economy standards that encourage the adoption of EVs, which are followed by many other states, should the Biden Administration not substantially modify NHTSA and EPA’s current rules on preemption in its pending reconsideration of these rules. If any of the above cause or contribute to automakers reducing the availability of EV models or cause or contribute to consumers or businesses to no longer purchase EVs or purchase fewer of them, it would materially and adversely affect our business, operating results, financial condition and prospects.

The rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on our network as much as expected. Future demand for EVs from the medium and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.

The EV market is in the early stages of development and the medium- and heavy-duty vehicle segments, often particularly exposed to economic cycles, may not electrify as expected. The medium- and heavy-duty vehicle fleets that lend themselves well to electrification via EV powertrains are often linked to municipal and commercial budgets and may take longer to electrify as a result of budget or business constraints and administrative approvals. The mix of zero and low emission powertrains in certain vehicle classes and use cases in the medium- and heavy-duty sector may evolve less favorably for EV solutions due to future development of technologies and policy incentives that may favor existing diesel fuel, hybrid, natural gas or hydrogen fuel cell drivetrains. Medium- and heavy-duty vehicle OEMs may choose not to manufacture EVs in sufficient quantities or at all.

The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect our financial results.

The U.S. federal government and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, we have benefitted from the availability of federal tax credits under Section 30C of the Code, which effectively subsidize the cost of placing in service our charging stations. There can be no assurance that the credits under Section 30C of the Code will be extended, or if extended, will not be otherwise reduced. Any reduction in rebates, tax credits or other financial incentives, including the credit under Section 30C of the Code, could negatively affect the EV market and adversely impact our business operations and expansion potential. In addition, there is no assurance we will have the necessary tax attributes to utilize any such credits and may not be able to monetize them given the nascent state of the market for such credits or be able to monetize such credits on favorable terms. New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of our stations. Furthermore, new tariffs and policy incentives could be put in place by the Biden Administration that favor equipment manufactured by or assembled at American factories, which may put some of our equipment or component vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment and components, by challenging or eliminating our ability to apply or qualify for grants and other government incentives, or by disqualifying us from the ability to compete for certain charging infrastructure buildout solicitations and programs, including those initiated by federal government agencies.

If we are not eligible for grants or other incentives under such programs, while our competitors are, it may adversely affect our competitiveness or results of operation.

Risks Related to Our Technology, Intellectual Property and Infrastructure

We may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive, and our business could be adversely affected.

From time to time, the holders of intellectual property rights may assert their rights and urge us to take licenses, and/or may bring suits alleging infringement or misappropriation of such rights. There can be no assurance that we will be able to mitigate the risk of potential suits or other legal demands by competitors or other third parties. Accordingly, we may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. In addition, if we are determined to have or believe there is a high likelihood that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services we offer, to pay substantial damages and/or royalties, to redesign our products and services, and/or to establish and maintain alternative branding. In addition, to the extent that our customers and business partners become the subject of any allegation or claim regarding the infringement or misappropriation of intellectual property rights related to our products and services, we may be required to indemnify such customers and business partners. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Even if we are not a party to any litigation between a customer or business partner and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. If we were required to take one or more such actions, our business, prospects, brand, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, reputational harm and diversion of resources and management attention.

Our business may be adversely affected if we are unable to protect our technology and intellectual property from unauthorized use by third parties.

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on, and plan to continue relying on, a combination of trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to retain ownership of, and protect, our technology. Failure to adequately protect our technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in revenue which would adversely affect our business, prospects, financial condition and operating results.

The measures we take to protect our technology intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●	patent applications we submit may not result in the issuance of any patents;

●	the scope of any issued patents that may result from patent applications may not be broad enough to protect proprietary rights;

●	the costs associated with enforcing patents, trademarks, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable;

●	current and future competitors may circumvent patents or independently develop similar inventions, trade secrets or works of authorship, such as software;

●	know-how and other proprietary information we purport to hold as a trade secret may not qualify as a trade secret under applicable laws; and

●	proprietary designs and technology embodied in our products may be discoverable by third parties through means that do not constitute violations of applicable laws.

Intellectual property and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be costly, difficult or even impossible. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States.

Any issued patent which may result from the pending patent application may come to be considered “standards essential.” If this is the case, we may be required to license certain technology on “fair, reasonable and non-discriminatory” terms, decreasing revenue. Further, competitors, vendors, or customers may, in certain instances, be free to create variations or derivative works of our technology and intellectual property, and those derivative works may become directly competitive with our offerings. Finally, we may not be able to leverage, or obtain ownership of, all technology and intellectual property developed by our vendors in connection with design and manufacture of our products, thereby jeopardizing our ability to obtain a competitive advantage over our competitors.

The current lack of industry standards may lead to uncertainty, additional competition and further unexpected costs.

The EV industry is new and evolving as are the standards governing EV charging which have not had the benefit of time-tested use cases. These immature industry standards could result in future incompatibilities and issues that could require significant resources and or time to remedy. Utilities and other large market participants also mandate their own adoption of specifications that have not become widely adopted in the industry, may hinder innovation or slow new product or new feature introduction.

In addition, automobile manufacturers, such as Tesla, may choose to develop and promulgate their own proprietary charging standards and systems, which could lock out competition for EV charging stations, or to use their size and market position to influence the market, which could limit our market and reach to customers, negatively impacting our business.

Further, should regulatory bodies later impose a standard that is not compatible with our infrastructure or products, we may incur significant costs to adapt our business model to the new regulatory standard, which may require significant time and expense and, as a result, may have a material adverse effect on our revenues or results of operations.

Our technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage our reputation with current or prospective customers, and/or expose us to product liability and other claims that could materially and adversely affect our business.

We may be subject to claims that charging stations have malfunctioned and persons were injured or purported to be injured due to latent defects. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. Any of these events could adversely affect our brand, reputation, operating results or financial condition.

Our software platform is complex and includes a number of licensed third-party commercial and open-source software libraries. Our software may contain latent defects or errors that may be difficult to detect and remediate. We are continuing to evolve the features and functionality of our platform through updates and enhancements, and as we do, we may introduce additional defects or errors that may not be detected until after deployment to customers. In addition, if our products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.

Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business and results of operations:

●	expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;

●	loss of existing or potential customers or partners;

●	interruptions or delays in sales;

●	equipment replacements;

●	delayed or lost revenue;

●	delay or failure to attain market acceptance;

●	delay in the development or release of new functionality or improvements;

●	negative publicity and reputational harm;

●	sales credits or refunds;

●	exposure of confidential or proprietary information;

●	diversion of development and customer service resources;

●	breach of warranty claims;

●	legal claims under applicable laws, rules and regulations; and

●	the expense and risk of litigation.

We also face the risk that any contractual protections we seek to include in our agreements with customers are rejected, not implemented uniformly or may not fully or effectively protect from claims by customers, reseller, business partners or other third parties. In addition, any insurance coverage or indemnification obligations of suppliers for our benefit may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, operating results, and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.

Interruptions, delays in service, communications outages or inability to increase capacity at third-party data center facilities could impair the use or functionality of our subscription services, harm our business and subject us to liability.

We currently serve customers from third-party data center facilities operated by Amazon Web Services and Google as well as others. All our services are housed in third-party data centers operated in the United States. Any outage or failure of such data centers could negatively affect our product connectivity and performance. Our primary environments are operated by Google and Amazon, and any interruptions of these primary and backup data centers could negatively affect our product connectivity and performance. Furthermore, we depend on connectivity from our charging stations to our data centers through cellular service and virtual private networking providers, such as AT&T and Verizon. Any incident affecting a data center facility’s or cellular and/or virtual private networking services provider’s infrastructure or operations, whether caused by fire, flood, storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of our services.

Any damage to, or failure of, our systems, or those of our third-party providers, could interrupt or hinder the use or functionality of our services. Impairment of or interruptions in our services may reduce revenue, subject us to claims and litigation, cause customers to terminate their subscriptions, and adversely affect renewal rates and our ability to attract new customers. Our business will also be harmed if customers and potential customers believe our products and services are unreliable.

The EV charging market is characterized by rapid technological change, which requires us to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of our products and financial results.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology, continuing and increasing reliance on EV charging infrastructure and/or the use of our products and services. Our future success will depend in part upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as introduce a variety of new product offerings to address the changing needs of the EV charging market.

As EV technologies change, we may need to upgrade or adapt our charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery technology, which could involve substantial costs. Even if we are able to keep pace with changes in technology and develop new products and services, our research and development expenses could increase, our gross margins could be adversely affected in some periods and our prior products could become obsolete more quickly than expected.

We cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative products or services. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to use our competitors’ products or services.

If we are unable to devote adequate resources to develop products or cannot otherwise successfully develop products or services that meet customer requirements on a timely basis or that remain competitive with technological alternatives, our products and services could lose market share, our revenue will decline, we may experience higher operating losses and our business and prospects will be adversely affected.

We expect to incur research and development costs and devote significant resources to developing new products, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur significant research and development costs in the future as part of our efforts to design, develop, manufacture and introduce new products and enhance existing products. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

We may be unable to leverage customer data in all geographic locations, and this limitation may impact research and development operations.

We rely on data collected through charging stations or our mobile technologies. We use this data in connection with the research, development and analysis of our technologies, creating and delivering value-add customer services, and in assessing future charger locations as well as charging station capacities. Our inability to obtain necessary rights to use this data or freely transfer this data could result in delays or otherwise negatively impact our research and development and expansion efforts and limit our ability to derive revenues from value-add customer services. For instance, consumer privacy regulations may limit our ability to make intelligent, data driven business decisions, marketing strategy or provide microtargeting based offerings to EV drivers.

Financial, Tax and Accounting-Related Risks

Our financial condition and results of operations are likely to fluctuate on a quarterly basis in future periods, which could cause our results for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

Our financial condition and results of operations have fluctuated in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond our control.

In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:

●	the timing and volume of new sales;

●	fluctuations in service costs, particularly due to unexpected costs of servicing and maintaining charging stations, changes in utility tariffs affecting costs of electricity, increases in property taxes and expenses related to permits, changes in dynamics with site-host partners that may result in higher site-license fees and unexpected increases in third-party software costs;

●	the timing of new charger installations and new product rollouts;

●	weaker than anticipated demand for DC fast charging, whether due to changes in government incentives and policies or due to other conditions;

●	fluctuations in sales and marketing, business development or research and development expenses;

●	supply chain interruptions and manufacturing or delivery delays;

●	the timing and availability of new products relative to customers’ and investors’ expectations;

●	the length of the installation cycle for a particular location or market;

●	disruptions in sales, production, service or other business activities or our inability to attract and retain qualified personnel;

●	the impact of COVID-19 on our workforce, or those of our customers, suppliers, vendors or business partners;

●	unanticipated changes in federal, state, local, or foreign government incentive programs, which can affect demand for EVs and charging stations;

●	the potential adoption of time-of-day or time-of-use rates by local utilities, which may reduce our margins; and

●	seasonal fluctuations in driving patterns.

Fluctuations in operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, revenue, and other operating results may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of the common stock.

If we fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As a public company, we are required to provide management’s attestation on internal control over financial reporting. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable after the Merger. If we are not able to implement the additional requirements of Section 404(a) of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence.

In order to maintain and improve the effectiveness of our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our significant increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operations.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase our costs and make certain activities more time-consuming. A number of those requirements require it to carry out activities we have not done previously. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a significant deficiency or additional material weaknesses in the internal control over financial reporting), we could incur additional costs to rectify those issues, and the existence of those issues could adversely affect its reputation or investor perceptions. In addition, we will purchase director and officer liability insurance, which has substantial additional premiums. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Risks Related to Legal Matters and Regulations

Privacy concerns and laws, or other regulations, may adversely affect our business.

State and local governments and agencies in the jurisdictions in which we operate, and in which customers operate, have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of information regarding consumers and other individuals, which could impact our ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, disclosure, security, and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our products and services, reduce overall demand, lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or any of our employees or contractors fail or are believed to fail to adhere to appropriate practices regarding customers’ data, it may damage our reputation and brand.

Additionally, existing laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for us and our customers. Further, California adopted the California Consumer Privacy Protection Act (“CCPA”) and the California State Attorney General has begun enforcement actions. Further, on November 3, 2020, California voters approved the California Privacy Rights Act (“CPRA”). Although we initiated a compliance program designed to comply with CCPA after consulting with outside privacy counsel, we remain exposed to ongoing legal risks related to the CCPA and the expansion of the CCPA under the CPRA, which becomes effective January 1, 2023. The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection, and information security that are applicable to the businesses of customers may adversely affect ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic and other personal information.

In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that we will meet voluntary certifications or adhere to other standards established by them or third parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business.

Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact our financial results or results of operation.

We and our operations, as well as those of our contractors, suppliers and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require us or others in our value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business.

Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new requirements enacted at the supranational, national, sub-national, and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to hardware manufacturing, electronic waste, or batteries, could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted. For instance, California may adopt more stringent regulation for DC fast charging by 2024. Additionally, we could be regulated as a retail electric service provider in the future.

Further, we currently rely on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of wastes, regardless of whether such failure is ours or our contractors, may result in liability under environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and state analogs, under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. We may also generate or dispose of solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of our charging stations may be excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or our ability to qualify the materials we use for exclusions under such laws and regulations, could adversely affect our operating expenses. Additionally, we may not be able to secure contracts with third parties to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

Risks Related to our Securities

The warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

As described in our financial statements included in this prospectus, we are accounting for our issued and outstanding warrants as a warrant liability and are recording that liability at fair value upon issuance and are recording any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on our balance sheet and statement of operations or the market price of the Common stock.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

We currently have only one executive officer and director, Jeff Kim, who after this offering will have approximately 83.25% of the voting power of the issued and outstanding shares of our capital stock. As a result, Mr. Kim is able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without

Mr. Kim’s support. In addition, under the terms of Mr, Kim’s employment agreement with the Company as the sole member of the Board of Directors of the Company Mr. Kim has sole control and decision-making power regarding his salary.

The Company has never paid cash dividends on its capital stock and does not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our capital stock and currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of the board of directors and will depend on financial condition, operating results, capital requirements, general business conditions and other factors that the board may deem relevant. As a result, capital appreciation, if any, of common stock will be the sole source of gain for the foreseeable future.

Our stock price will be volatile, and you may not be able to sell shares at or above the price at which shares of our common stock in this registration statement are purchased.

The trading price of our common stock and warrants will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	actual or anticipated fluctuations in operating results;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	operating and share price performance of other companies in the industry or related markets;

●	the timing and magnitude of investments in the growth of our business;

●	actual or anticipated changes in laws and regulations;

●	additions or departures of key management or other personnel;

●	increased labor costs;

●	disputes or other developments related to intellectual property or other proprietary rights, including litigation;

●	the ability to market new and enhanced solutions on a timely basis;

●	sales of substantial amounts of our common stock by the Board, executive officers or significant stockholders or the perception that such sales could occur;

●	changes in capital structure, including future issuances of securities or the incurrence of debt; and

●	general economic, political and market conditions.

In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. There exist material weaknesses in our internal controls as of May 31, 2023, identified below. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal control requirements of the Sarbanes-Oxley Act. Notwithstanding our diligence, certain internal control deficiencies may not be detected at acquired entities. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations, and access to capital.

A material weakness is a deficiency, or a combination of deficiencies, in internal financial controls such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate our material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

The material weaknesses we identified in our internal controls were:

(i) we did not maintain financial close process and procedures that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results. As a result, we made a number of manual post-close adjustments necessary in order to prepare the financial statements included in this registration statement; and

(ii) we did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support, and that account reconciliations were properly performed, reviewed and approved. While these activities should be performed in the ordinary course of our preparing our financial statements, we instead needed to undertake significant efforts to complete reconciliations and investigate items identified in those reconciliations during the course of our financial statement audit.

We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as engaging an outside CPA to assist with this process and, when our finances allow that we expect to occur in the near future, the hiring of additional finance personnel.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock in the public or private markets or the perception in the public markets that these sales may occur.

As of May 22, 2024, we have 48,478,678 shares of our common stock issued and outstanding. In addition, we have agreed to register under the terms of this registration statement the shares of common stock and warrants to purchase shares of our common stock and warrants. We cannot predict the size of future issuances of common stock or securities convertible into common stock or the effect, if any, that future issuances or sales of shares of common stock will have on the market price of common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices of common stock.

Because we have no current plans to pay cash dividends on common stock for the foreseeable future, you may not receive any return on investment unless you sell common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in common stock unless you sell common stock for a price greater than that which you paid for it.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Item 1B. Unresolved Staff Comments

None

ITEM 1C. CYBERSECURITY

We use, store and process data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors since we do not currently have an Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. In support of this approach, our IT security team implements processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident.

We utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. We utilize well-known cloud-based technologies and service providers such as Amazon AWS, Microsoft Office, and Google enterprise to provide protection against cybersecurity threats. We have a special email encryption from Google that protect against cyberthreats.

Further, we have processes in place to evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that will have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement, and system monitoring.

We continue to evaluate and enhance our systems, controls, and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition. For more information, please see Item 1A. Risk Factors, the section titled “Risk Factors— Risks Related to Our Company and Our Business—Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruption in service, which could harm our business.

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

Our common stock is quoted on the OTC QB Market under the symbol “SPEV”.

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

Holders

As of June 13, 2024 there were approximately 734 registered holders of record of our common stock, in addition to other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Olde Monmouth Stock Transfer, 200 Memorial Pkwy, Atlantic Highlands, NJ 07716. Their telephone number is (732) 872-2727.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

We did not repurchase any of our securities during our fiscal year ended February 29, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Year Ended February 29, 2024, Compared to the Year Ended February 28, 2023

Revenue and Cost of Revenue

We had total revenue of $19,610 and $25,286 for the years ended February 29, 2024 and February 28, 2023, respectively, a decrease of $5,676 or 22.4%. We had costs of revenue of $49,380 and $43,648, respectively, and a deduction for revenue share of $5,906 and $1,887, respectively, for gross margins of ($35,676) and ($20,239), respectively.

Professional Fees

For the year ended February 29, 2024, the company incurred $270,067 of professional fees compared to $27,249 for the year ended February 28, 2023, an increase of $242,818. Professional fees generally consist of audit, legal, accounting and investor relation fees. In the current period we had an increase in all fees as a result of the merger and the required fees of being a public company. In addition, we issued shares of common stock for total non-cash expense of $198,279. Excluding this one-time non-cash expense, $71,788 was incurred for professional fees.

General and Administrative Expense

For the year ended February 29, 2024, the company incurred $114,581 of G&A expenses compared to $47,487 for the year ended February 28, 2023, an increase of $67,094 or 141.3%. In the current period we had an increase of insurance expense of ~$16,8000, transfer agent fees of ~$10,000, licenses & fees of ~$6,000 and other expenses associated with being an SEC company ~$13,700.

Consulting Expense

For the year ended February 29, 2024 and year ended February 28, 2023, we recognized $50,903 and $15,750, respectively, of consulting expense. This increase was primarily for grant writing, engineering services and other consultants that were brought on after the merger to bolster access to government contracts and grant opportunities and expand product offerings.

Officer Compensation

For the year ended February 29, 2024 and year ended February 28, 2023, we had officer compensation expense of $120,000 and $144,800, respectively, a decrease of $24,800 or 17.1%.

Other Income/Expense

For the year ended February 29, 2024 and year ended February 28, 2023, we had total other expense of $77,725 and $60,005, respectively. In the current period we recognized $77,790 of interest expense, offset with $65 of other income. In the prior period we recognized a loss on impairment of $46,063, $14,968 of interest expense offset with $1,026 of other income.

Net Loss

For the year ended February 29, 2024 and, we had a net loss of $668,952 compared to $315,524 for the year ended February 28, 2023, an increase of $353,428. We had an increase in our net loss primarily due to the stock issued for services discussed above.

Liquidity and Capital Resources

Operating Activities

For the year ended February 29, 2024, the company used $346,594 of cash in operating activities compared to $303,332 for the year ended February 28, 2023.

Financing Activities

During the year ended February 29, 2024, we repaid $154,156 of related party loans. During the year ended February 28, 2023, we received $660,000 from the sale of common stock. We repaid $1,557 of related party loans and $7,240 on a loan payable.

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

SHOREPOWER TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Shorepower Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Shorepower Technologies Inc. (the “Company”) as of February 29, 2024 and February 28, 2023 and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Shorepower Technologies Inc. as of February 29, 2024 and February 28, 2023, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition– Refer to Note 2

Critical Audit Matter Description

Revenue recognition was identified as the critical audit matter due to its significance and risks to the financial statements as a whole. The sale is from services and products

How the Critical Audit Matter was Addressed in the Audit:

Our principal audit procedures related to the Company’s sales included:

1.	Reviewed the Company’s revenue recognition process and ascertained the Company has adopted ASC 606.
2.	Performed detail testing on sales to ascertain sales are valid and accurate
3.	Performed sales cutoff procedures to verify sales are recorded in the proper period.
4.	Considered the adequacy of the disclosure in the financial statements in relation to sales.

Valley Stream, New York

June 13, 2024

We have served as the Company’s auditor since 2020.

PCAOB ID: 6631

SHOREPOWER TECHNOLOGIES INC.

BALANCE SHEETS

	February 29,	February 28,
	2024	2023
ASSETS
Current Assets:
Cash	$177,088	$114,851
Funds held in escrow	—	553,000
Prepaids	8,932	535
Note receivable	15,000	—
Inventory	7,359	6,880
Total Current Assets	208,379	$675,266

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$209,379	$676,266

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$54,994	106,394
Accrued officer compensation – related party	140,000	20,000
Accrued interest – related party	92,734	14,944
Notes payable – related party	125,773	105,689
Note payable	111,395	111,395
Total Current Liabilities	524,896	358,422

Notes payable, net of current portion – related party	995,125	1,164,365

Total Liabilities	1,520,021	1,522,787

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 10,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,478,678 and 47,435,106 shares issued and outstanding, respectively	484,787	474,351
Additional paid-in capital	802,692	615,284
Accumulated deficit	(2,575,667)	(1,913,702)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(1,310,642)	(846,521)
Total Liabilities and Stockholders’ Deficit	$209,379	$676,266

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	February 29, 2024	February 28, 2023
Service revenue	$14,201	$19,906
Product sales	5,409	2,375
Total revenue	19,610	22,281
Cost of revenue	(49,380)	(43,648)
Less revenue share	(5,906)	(1,877)
Gross margin	(35,676)	(23,244)

Operating Expenses:
Professional fees	273,067	27,249
General and administrative	104,594	47,481
Consulting	50,903	15,750
Officer compensation	120,000	144,800
Total operating expenses	548,564	235,280

Loss from Operations	(584,240)	(258,524)

Other Income (Expense):
Other income	65	4,031
Interest expense	(77,790)	(14,968)
Impairment of fixed asset	—	(46,063)
Total other expense	(77,725)	(57,000)

Net loss	$(661,965)	$(315,524)

Loss per Common Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares: Basic and Diluted	48,138,445	47,133,596

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 29, 2024 and FEBRUARY 28, 2023

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Common Shares To be	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Shares	Amount	(Deficit)
Balance, February 28, 2022	7,146,202	$71,462	1,105,644	$11,057	—	$—	$(1,737,030)	$(1,598,178)	$1,699,146	39,975	$(42,454)	$(1,595,997)
Common stock issued for director services	250,000	2,500	—	—	—	—	65,000	—	—	—	—	67,500
Common stock issued for officer compensation	500,000	5,000	—	—	—	—	130,000	—	—	—	—	135,000
Common stock issued for services – related party	500,000	5,000	—	—	—	—	130,000	—	—	—	—	135,000
Common stock issued for services	250,000	2,500	—	—	—	—	65,000	—	—	—	—	67,500
Shares issued for pending acquisition	26,089,758	260,898	—	—	2,000,000	20,000	(280,898)	—	—	—	—	—
Common stock sold for cash	11,000,000	110,000	—	—	—	—	550,000	—	—	—	—	660,000
Conversion of preferred stock to common stock	1,699,146	16,991	(1,105,644)	(11,057)	—	—	1,693,212	—	(1,699,146)	—	—	—
Net Loss	—	—	—	—	—	—	—	(315,524)	—	—	—	(315,524)
Balance, February 28, 2023	47,435,106	474,351	—	—	2,000,000	20,000	615,284	(1,913,702)	—	39,975	(42,454)	(846,521)
Common stock issued for services	1,043,572	10,436	—	—	—	—	187,408	—	—	—	—	198,844
Net Loss	—	—	—	—	—	—		(661,965)	—	—	—	(661,965)
Balance, February 29, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,575,667)	$—	39,975	$(42,454)	$(1,310,642)

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

	For Years Ended
	February 29, 2024	February 28, 2023
Cash Flows from Operating Activities:

Net loss	$(661,965)	$(315,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	—	46,063
Common stock issued for services	197,844	—
Adjustment for reverse merger	—	(189,911)
Depreciation expense	—	5,133
Changes in operating assets and liabilities:
Inventory	(479)	(2,611)
Prepaids	(8,397)	31,673
Note receivable	(15,000)	—
Accounts payable and accrued expenses	(51,400)	(22,955)
Accrued interest – related party	77,790	—
Accrued officer compensation	120,000	144,800
Net cash used in operating activities	(341,607)	(303,332)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from the sale of common stock		660,000
Repayment of loan payable	—	(7,240)
Repayment of related party loan	(149,156)	(1,557)
Net cash used in financing activities	(149,156)	651,203

Net change in cash	(490,763)	347,871
Cash, beginning of period	114,851	319,980
Funds held in escrow, beginning of period	553,000	—
Cash, end of period	$177,088	$667,851

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—
Supplemental disclosure of non-cash activity:
Common stock issued for services prior to reverse merger	$—	$337,500
Common stock issued for services prior to reverse merger – related party	$—	$67,500

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended February 29, 2024 or February 28, 2023.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements on F February 29, 2024.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of February 29, 2024 and February 28, 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of February 29, 2024 and February 28, 2023, no liability for unrecognized tax benefits was required to be reported.

Inventory

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at February 29, 2024 and February 28, 2023, was $7,359 and $6,880, respectively.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. February 29, 2024, management has determined that an allowance for doubtful accounts is not required as all amounts are considered to be collectible.

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

Revenue sharing arrangement

Revenue-sharing arrangements are recognized gross when the Company has reasonable latitude in establishing the price billed to the end customer and has the primary responsibility to determine the service specifications.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,575,667 as of February 29, 2024, with minimal revenue generated. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – NOTE RECEIVABLE

On November 25, 2023, the Company entered into a Promissory Note Agreement with Convoy Solutions, LLC (“Convoy”), for $40,000. The note is non-interest bearing but does incur a 1% weekly fee on the amount outstanding. The Note matured on December 18, 2023. As of February 29, 2024, the balance due is $15,000.

NOTE 5 – LOAN PAYABLE

As of February 29, 2024 and February 28, 2023, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of February 29, 2024 and February 28, 2023, the balance due on this note is $58,044 and $183,500, respectively. As of February 29, 2024 and February 28, 2023, there is $19,831 and $14,944, respectively, of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company is to begin monthly payments of principal and interest on April 1, 2023, or within one year without penalty. As of February 29, 2024, there is $225,254 and $14,563 of principal and interest due on this note, respectively.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of February 29, 2024, there is $837,600 and $58,341 of principal and interest due on this note, respectively.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board and agreed to by Mr. Kim and any payment cannot exceed $10,000 per month for the nine months from the date of the employment agreement. Additionally, a $2,000 monthly loan payment will be made as part of the merger agreement. Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company, not to exceed $10,000 per month, for nine months from the date of his employment agreement. Mr. Kim is still entitled to his $10,000 monthly salary. As of February 29, 2024 and February 28, 2023, there is $140,000 and $20,000, of accrued compensation due to Mr. Kim.

NOTE 7 – COMMON STOCK

On October 27, 2022, the following common stock issuances occurred:

●	the Company granted 250,000 shares of common stock to Millennial Investments, LLC for consulting services per the terms of a consulting agreement. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $67,500.

●	the Company granted 250,000 shares of common stock to Avenal Financial Group, a company owned Michael Pruitt, for director services. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $67,500.

●	the Company granted 500,000 shares of common stock to EROP Enterprise for consulting services per the terms of a consulting agreement. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $135,000.

●	On the Company granted 500,000 shares of common stock to Thirty-05, LLC, a company owned by Saeb Jannoun, for officer and director services. The shares were valued at $0.27, the closing stock price on the date of grant, for total non-cash expense of $135,000.

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

On March 4, 2023, 1,105,679 shares of Series A Preferred stock were cancelled, and 1,699,146 shares of common stock were issued (Note 8).

On August 30, 2023, the Company granted 1,043,572 shares of common stock for investor relation services. The shares were valued at $0.19, the closing price on the date of grant, for total non-cash expense of $198,279.

As of February 29, 2024 and February 28, 2023, there are 48,478,678 and 47,435,106 shares of common stock outstanding, respectively.

NOTE 8 – PREFERRED STOCK

On March 4, 2023, 1,105,679 shares of Series A Preferred stock were cancelled, and 1,699,146 shares of common stock were issued (Note 7).

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock.

As of February 29, 2024, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

As of February 29, 2024 and as of February 28, 2023, there are 2,000,000 shares of Series B issued and outstanding.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, February 28, 2023	11,000,000	$0.25	2
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, February 29, 2024	11,000,000	$0.25	1.47	$660,000

NOTE 10 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of February:

	2024	2023
Deferred tax assets:
NOL Carryover	$(409,300)	$(345,100)
Less: valuation allowance	409,300	345,100
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended, due to the following:

	February 29, 2024	February 28, 2023
Deferred Tax Assets:
Book Loss	$(139,000)	$(125,400)
Related Party Accruals	5,200	–
Other nondeductible expenses	41,500	85,100
Less valuation allowance	92,300	40,300
	$–	$–

At February 28, 2024, the Company had net operating loss carry forwards of approximately $1,574,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the February 29, 2024, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to February 29, 2024, and to the date these financial statements were issued and has determined that it does not have any subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal years ended February 29, 2024 and February 28, 2023. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

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

Mr. Kim received a Bachelor’s Degree in Renewable Energy Resources from the University of California-Berkeley in 1995 and a Masters in Mechanical Engineering from the University of Maryland at College Park in 2003.

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

Item 11. Executive Compensation

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer for the last two fiscal years ended February 29, 2024 and February 28, 2023:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Jeff Kim	2024	$	$0	$	$0	$0	$0	$0	$
CEO, Director	2023	$	$0	$	$0	$0	$0	$0	$

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of May __ 2024, with respect to the beneficial ownership of our outstanding Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

The address of each holder listed below, except as otherwise indicated, is c/o Shorepower, Inc., 5291 NE Elam Young Pkwy., Suite 160, Hillsboro, OR 97124.

Name and Address of Beneficial Owner	Shares Beneficially owned of Common Stock	Percent of Common Stock Beneficially Owned
Directors and Named Executive Officers:
Jeff Kim	26,089,758	55%

5% Holders:
EROP Enterprises LLC (1)			%

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

	2024	2023
Audit fees	$18,000	$-
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$18,000	$-

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

SHOREPOWER TECHNOLOGIES, INC.

Dated: June 13, 2024

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

