Form 10-QT
period 2024-06-30
SHOREPOWER TECHNOLOGIES INC.
filed 2024-07-18
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QT

(Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from February 29, 2024 to June 30, 2024

Commission File Number 001-15913

SHOREPOWER TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1120072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5289 NE Elam Young Pkwy, Suite 180, Hillsboro, OR 97124

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 17, 2024, there were 48,478,678 shares of Common Stock, $0.01 par value per share, outstanding.

SHOREPOWER TECHNOLOGIES INC.

Form 10-Q

For the Period Ended June 30, 2024

2

EXPLANATORY NOTE

This Form 10-Q is being filed by the registrant (“Shorepower Technologies, Inc.”) to report on the transition period for a change in the Company’s fiscal year end from February 29 to December 31.

3

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

	June 30,	February 29,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$51,464	$177,088
Accounts receivable	14,385	—
Prepaids	5,745	8,932
Note receivable	—	15,000
Inventory	18,221	7,359
Total Current Assets	89,815	$208,379

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$90,815	$209,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$46,579	54,994
Accrued officer compensation – related party	206,668	140,000
Accrued interest – related party	116,391	92,734
Notes payable – related party	125,773	125,773
Note payable	111,395	111,395
Total Current Liabilities	606,806	524,896

Notes payable, net of current portion – related party	943,525	995,125

Total Liabilities	1,550,331	1,520,021

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 10,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,478,678 and 48,478,678 shares issued and outstanding, respectively	484,787	484,787
Additional paid-in capital	802,692	802,692
Accumulated deficit	(2,724,541)	(2,575,667)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(1,459,516)	(1,310,642)
Total Liabilities and Stockholders’ Deficit	$90,815	$209,379

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Four Months Ended June 30, 2024	For the Three Months Ended May 31, 2023
Service revenue	$9,601	$9,447
Product sales	24,915	2,375
Total revenue	34,516	11,822
Cost of revenue	(22,071)	(10,886)
Less revenue share	(2,601)	(1,523)
Gross margin	9,844	(587)

Operating Expenses:
Professional fees	9,963	14,135
General and administrative	30,262	45,701
Consulting	28,170	8,610
Officer compensation	66,668	30,000
Total operating expenses	135,063	98,446

Loss from Operations	(125,219)	(99,033)

Other Income (Expense):
Other income	—	40
Interest expense	(23,655)	(16,092)
Total other expense	(23,655)	(16,052)

Net loss	$(148,874)	$(115,085)

Loss per Common Share: Basic and Diluted	$(0.00)	$(0.04)

Weighted Average Number of Common Shares: Basic and Diluted	48,478,678	47,435,106

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE FOUR MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance, February 29, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,575,667)	39,975	$(42,454)	$(1,310,642)
Net Loss	—	—	—	—	—	—		(148,874)	—	—	(148,874)
Balance, June 30, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,724,541)	39,975	$(42,454)	$(1,459,516)

FOR THE THREE MONTHS ENDED MAY 31, 2023

(Unaudited)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance, February 28, 2023	47,435,106	$474,351	2,000,000	$20,000	$615,284	$(1,918,702)	39,975	$(42,454)	$(851,521)
Net Loss	—	—	—	—	—	(115,085)	—	—	(115,085)
Balance, May 31, 2023	47,435,106	$474,351	2,000,000	$20,000	$615,284	$(2,033,787)	39,975	$(42,454)	$(966,606)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Four Months Ended June 30, 2024	For the Three Months Ended May 31, 2023
Cash Flows from Operating Activities:

Net loss	$(148,874)	$(115,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(14,385)	(2,500)
Inventory	(10,862)	(7,389)
Prepaids	3,187	(6,115)
Note receivable	15,000	—
Accounts payable and accrued expenses	(8,415)	(36,956))
Accrued interest – related party	23,657	16,092
Accrued officer compensation	66,668	30,000
Net cash used in operating activities	(74,024)	(121,953)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Repayment of related party loan	(51,600)	(28,000)
Net cash used in financing activities	(51,600)	(28,000)

Net change in cash	(125,624)	(149,953)
Cash, beginning of period	177,088	114,851
Funds held in escrow, beginning of period	—	553,000
Cash, end of period	$51,464	$517,898

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2024

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

Under reverse merger accounting (i.e., recapitalization), historical financial statements of Shurepower, LLC (the legal acquiree, accounting acquirer), are presented with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in the financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended February 29, 2024, have been omitted. The condensed unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company has changed its fiscal year end from February 28 to December 31. Accordingly, the financial statements presented are as follows: June 30 balance sheet compared to the February 29, 2024 year end audited balance sheet. For the Statement of Operations, Statement of Cash Flows and Statement of Changes in Stockholders’ Deficit, the current period presented is for the four months ended June 30, 2024 compared to the three months ended May 31, 2023.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended June 30, 2024 or the year ended February 29, 2024.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the period ended June 30, 2024.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2024 and February 29, 2024, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Inventory

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at June 30, 2024 and February 29, 2024 was $18,221 and $7,359, respectively.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. The Company records account receivable at net realizable value consisting of the carrying amount less an allowance for credit losses. An estimate for the allowance for credit losses is discussed below in “Credit Losses on Financial Instruments”. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024, management has determined that an allowance for doubtful accounts is not required as all amounts are considered to be collectible.

Credit Losses on Financial Instruments

The Company early adopted ASU 2016-13, Financial Instruments – Credit Losses effective January 1, 2021. The Company uses the Current Expected Credit Losses (CECL) model to estimate credit losses on financial assets measured at amortized cost, as well as certain off-balance sheet credit exposures. When similar risk characteristics exist, the Company assesses collectability and measure expected credit losses on a collective basis for a pool of assets, whereas if similar risk characteristics do not exist, the Company assesses collectability and measures expected credit losses on an individual asset basis.

Under the CECL model, the estimation of credit losses involves significant judgment and estimation uncertainty. Management exercises its judgment based on historical loss experience, the age of the accounts receivable, current economic conditions, and reasonable and supportable forecasts that may affect the customer’s ability to pay. Changes in these factors could have a material impact on the estimated credit losses.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company early adopted ASU-2016-13 effective January 1, 2021. The adoption of ASU 2016-13 had no material impact on our consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $2,724,541 as of June 30, 2024, with minimal revenue generated. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – NOTE RECEIVABLE

On November 25, 2023, the Company entered into a Promissory Note Agreement with Convoy Solutions, LLC (“Convoy”), for $40,000. The note is non-interest bearing but does incur a 1% weekly fee on the amount outstanding. The Note matured on December 18, 2023. The note was repaid in full on May 23, 2024.

NOTE 5 – LOAN PAYABLE

As of June 30, 2024 and February 29, 2024, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of June 30, 2024 and February 29, 2024, the balance due on this note is $18,044 and $58,044, respectively. As of June 30, 2024 and February 29, 2024, there is $20,628 and $19,831, respectively, of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company began monthly payments on April 1, 2023. As of June 30, 2024 and February 29, 2024, the balance due on this note is $213,654 and $225,254, respectively. As of June 30, 2024 and February 29, 2024, there is $19,447 and $14,563, respectively, of accrued interest on this note.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of June 30, 2024 and February 29, 2024, the balance due on this note is $837,600 and $837,600, respectively. As of June 30, 2024 and February 29, 2024, there is $76,315 and $58,341, respectively, of accrued interest on this note.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board and agreed to by Mr. Kim and any payment cannot exceed $10,000 per month for the nine months from the date of the employment agreement. Additionally, a $2,000 monthly loan payment will be made as part of the merger agreement. Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company, not to exceed $10,000 per month, for nine months from the date of his employment agreement. Mr. Kim is still entitled to his $10,000 monthly salary. As of June 30, 2024 and February 29, 2024, there is $206,668 and $140,000 of accrued compensation due to Mr. Kim.

NOTE 7 – COMMON STOCK

As of June 30, 2024 and February 29, 2024, there are 48,478,678 and 48,478,678 shares of common stock outstanding, respectively.

NOTE 8 – PREFERRED STOCK

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock.

As of June 30, 2024, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

As of June 30, 2024 and February 29, 2024, there are 2,000,000 shares of Series B issued and outstanding.

NOTE 9 – WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, February 29, 2024	11,000,000	$0.25	2
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, June 30, 2024	11,000,000	$0.25	1.22	$—

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2024, and to the date these financial statements were issued and has determined that it does not have any subsequent events to disclose in these financial statements.

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

Results of Operations

The Company has changed its fiscal year end from February 28 to December 31. Accordingly, the financial statements presented are as follows: June 30 balance sheet compared to the February 29, 2024 year end audited balance sheet. For the Statement of Operations, Statement of Cash Flows and Statement of Changes in Stockholders’ Deficit, the current period presented is for the four months ended June 30, 2024, compared to the three months ended May 31, 2023.

For the four months ended June 30, 2024 compared to the three months ended May 31, 2023

Revenue and Cost of Revenue

We had total revenue of $34,516 for the four months ended June 30, 2024 compared to $11,822 for the three months ended May 31, 2023, an increase of $22,694 or 192%. We had cost of revenue of $22,071 and $10,886, respectively, and a deduction for revenue share of $2,601 and $1,523, respectively, for gross margin of $9,844 and ($587), respectively. Revenues increased mainly due to the purchase of hardware. Similar purchases and other projects are expected to increase revenues in next quarter.

Professional Fees

For the four months ended June 30, 2024, the company incurred $9,963 of professional fees compared to $14,135 for the three months ended May 31, 2023, a decrease of $4,172 or 29.5%. Professional fees generally consist of audit, legal, accounting and investor relation fees.

General and Administrative Expense

For the four months ended June 30, 2024, the company incurred $30,262 of general and administrative expense (“G&A”) compared to $45,701 for the three months ended May 31, 2023, a decrease of $15,439 or 33.8%. In the current period we had a decrease of approximately $4,600 in insurance expense, $7,400 in transfer agent fees and $2,300 in supply costs.

Consulting Expense

For the four months ended June 30, 2024, we recognized $28,170 of consulting expense, compared to $8,610 in the prior comparable period. This increase is primarily for grant writing, engineering services and other consultants to take advantage of available government contracts and grant application opportunities, and update product offerings.

Officer Compensation

For the four months ended June 30, 2024, we had officer compensation expense of $66,668, compared to $30,000 for the three months ended May 31, 2023. Beginning in March officer compensation for our CEO increased to $16,667 a month.

Other Income/Expense

For the four months ended June 30, 2024, we had interest expense of $23,655. For the three months ended May 31, 2023, we had $40 of other income and $16,052 of interest expense.

Net Loss

For the four months ended June 30, 2024, we had a net loss of $148,874 compared to $115,085 for the three months ended May 31, 2023, an increase of $33,789.

Liquidity and Capital Resources

Operating Activities

For the four months ended June 30, 2024, the company used $74,024 of cash in operating activities compared to $121,953 for the three months ended May 31, 2023.

Financing Activities

During the four months ended June 30, 2024, we repaid $51,600 of related party loans, compared to repaying $28,000 of related party loans during the three months ended May 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Dated: July 18, 2024

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

