Form 10-QT/A
period 2024-06-30
SHOREPOWER TECHNOLOGIES INC.
filed 2024-07-25
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QT

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 10, 2024, there were 48,478,678 shares of Common Stock, $0.01 par value per share, outstanding.

SHOREPOWER TECHNOLOGIES INC.

Form 10-Q

For the Period Ended June 30, 2024

EXPLANATORY NOTE

Shorepower Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-QT for the four months ended June 30, 2024, as filed with the Securities Exchange Commission on July 18, 2024 (the “Original Filing”) to reflect certain revisions to (i) the Financial Statements to reflect a comparison of the four months ended June 30, 2024 and June 30, 2023, (ii) certain footnotes to the financial statements and (iii) Management’s Discussion and Analysis of Financial Condition and Results of Operations. This Amendment No. 1 also provides currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, and 32.1 and 32.2), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 continues to speak as of the Original Filing date of the Form 10-QT and does not reflect events that may have occurred subsequent to the Original Filing date.

3

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

	June 30,	February 29,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$51,464	$177,088
Accounts receivable	14,385	—
Prepaids	5,745	8,932
Note receivable	—	15,000
Inventory	18,221	7,359
Total Current Assets	89,815	$208,379

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$90,815	$209,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$46,579	54,994
Accrued officer compensation – related party	206,668	140,000
Accrued interest – related party	116,391	92,734
Notes payable – related party	125,773	125,773
Note payable	111,395	111,395
Total Current Liabilities	606,806	524,896

Notes payable, net of current portion – related party	943,525	995,125

Total Liabilities	1,550,331	1,520,021

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 10,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,478,678 and 48,478,678 shares issued and outstanding, respectively	484,787	484,787
Additional paid-in capital	802,692	802,692
Accumulated deficit	(2,724,541)	(2,575,667)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(1,459,516)	(1,310,642)
Total Liabilities and Stockholders’ Deficit	$90,815	$209,379

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Four Months Ended June 30, 2024	For the Four Months Ended June 30, 2023
Service revenue	$9,601	$10,463
Product sales	24,915	2,405
Total revenue	34,516	12,868
Cost of revenue	(22,071)	(14,172)
Less revenue share	(2,601)	(2,765)
Gross margin	9,844	(4,069)

Operating Expenses:
Professional fees	9,963	21,135
General and administrative	30,262	49,998
Consulting	28,170	11,610
Officer compensation	66,668	40,000
Total operating expenses	135,063	122,743

Loss from Operations	(125,219)	(126,812)

Other Income (Expense):
Other income	—	65
Interest expense	(23,655)	(16,092)
Total other expense	(23,655)	(16,027)

Net loss	$(148,874)	$(142,839)

Loss per Common Share: Basic and Diluted	$(0.00)	$(0.04)

Weighted Average Number of Common Shares: Basic and Diluted	48,478,678	47,435,106

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE FOUR MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance, February 29, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,575,667)	39,975	$(42,454)	$(1,310,642)
Net Loss	—	—	—	—	—	—		(148,874)	—	—	(148,874)
Balance, June 30, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,724,541)	39,975	$(42,454)	$(1,459,516)

FOR THE FOUR MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance, February 28, 2023	47,435,106	$474,351	2,000,000	$20,000	$615,284	$(1,918,702)	39,975	$(42,454)	$(851,521)
Net Loss	—	—	—	—	—	(142,839)	—	—	(142,839)
Balance, June 30, 2023	47,435,106	$474,351	2,000,000	$20,000	$615,284	$(2,061,541)	39,975	$(42,454)	$(994,360)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Four Months Ended June 30, 2024	For the Four Months Ended June 30, 2023
Cash Flows from Operating Activities:

Net loss	$(148,874)	$(142,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(14,385)	(2,500)
Inventory	(10,862)	4
Prepaids	3,187	(6,115)
Note receivable	15,000	—
Accounts payable and accrued expenses	(8,415)	(53,774)
Accrued interest – related party	23,657	16,092
Accrued officer compensation	66,668	40,000
Net cash used in operating activities	(74,024)	(149,132)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Repayment of related party loan	(51,600)	(48,400)
Net cash used in financing activities	(51,600)	(48,400)

Net change in cash	(125,624)	(197,532)
Cash, beginning of period	177,088	114,851
Funds held in escrow, beginning of period	—	553,000
Cash, end of period	$51,464	$470,319

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Effective July 10, 2024, the Company changed its fiscal year end from February 28 to December 31.

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

The Company has changed its fiscal year end from February 28 to December 31. Accordingly, the financial statements presented are as follows: June 30 balance sheet compared to the February 29, 2024 year end audited balance sheet. For the Statement of Operations, Statement of Cash Flows and Statement of Changes in Stockholders’ Deficit, the current period presented is for the four months ended June 30, 2024 compared to the four months ended June 30, 2023.

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

Results of Operations

The Company has changed its fiscal year end from February 28 to December 31. Accordingly, the financial statements presented are as follows: June 30 balance sheet compared to the February 29, 2024 year end audited balance sheet. For the Statement of Operations, Statement of Cash Flows and Statement of Changes in Stockholders’ Deficit, the current period presented is for the four months ended June 30, 2024, compared to the four months ended June 30, 2023.

For the four months ended June 30, 2024 compared to the four months ended June 30, 2023

Revenue and Cost of Revenue

We had total revenue of $34,516 for the four months ended June 30, 2024 compared to $12,868 for the four months ended June 30, 2023, an increase of $21,648 or 168.2%. We had cost of revenue of $22,071 and $14,172, respectively, and a deduction for revenue share of $2,601 and $2,765, respectively, for gross margin of $9,844 and ($4,069), respectively. Revenues increased mainly due to the purchase of hardware. Similar purchases and other projects are expected to increase revenues in next quarter.

Professional Fees

For the four months ended June 30, 2024, the company incurred $9,963 of professional fees compared to $21,135 for the four months ended June 30, 2023, a decrease of $11,172 or 52.9%. Professional fees generally consist of audit, legal, accounting and investor relation fees. In the current period we incurred lower legal fees than in the prior period.

General and Administrative Expense

For the four months ended June 30, 2024, the company incurred $30,262 of general and administrative expense (“G&A”) compared to $49,998 for the four months ended June 30, 2023, a decrease of $19,736 or 39.5%. In the current period we had a decrease of approximately $10,100 in insurance expense, $7,400 in transfer agent fees and $2,200 in supply costs.

Consulting Expense

For the four months ended June 30, 2024, we recognized $28,170 of consulting expense, compared to $11,610 in the prior comparable period. This increase is primarily for grant writing, engineering services and other consultants to take advantage of available government contracts and grant application opportunities, and update product offerings.

Officer Compensation

For the four months ended June 30, 2024, we had officer compensation expense of $66,668, compared to $40,000 for the four months ended June 30, 2023. Beginning in March officer compensation for our CEO increased to $16,667 a month.

Other Income/Expense

For the four months ended June 30, 2024, we had interest expense of $23,655. For the four months ended June 30, 2023, we had $65 of other income and $16,092 of interest expense.

Net Loss

For the four months ended June 30, 2024, we had a net loss of $148,874 compared to $142,839 for the four months ended June 30, 2023, an increase of only $6,035.

Liquidity and Capital Resources

Operating Activities

For the four months ended June 30, 2024, the company used $74,024 of cash in operating activities compared to $149,132 for the four months ended June 30, 2023.

Financing Activities

During the four months ended June 30, 2024, we repaid $51,600 of related party loans, compared to repaying $48,400 of related party loans during the four months ended June 30, 2023.

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

Dated: July 25, 2024

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

