Form 10-Q
period 2024-09-30
SHOREPOWER TECHNOLOGIES INC.
filed 2024-11-14
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

5291 NE Elam Young Pkwy, Suite 160, Hillsboro, OR 97124

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 12, 2024, there were 48,478,678 shares of Common Stock, $0.01 par value per share, outstanding.

SHOREPOWER TECHNOLOGIES INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$19,381	$285,623
Accounts receivable	14,799	—
Prepaids	3,297	—
Note receivable	—	15,000
Inventory	34,556	6,876
Total Current Assets	72,033	$307,499

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$73,033	$308,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$64,682	63,523
Accrued officer compensation – related party	256,668	120,000
Accrued interest – related party	131,543	80,587
Notes payable – related party	125,773	125,773
Note payable	111,395	111,395
Total Current Liabilities	690,061	501,278

Notes payable, net of current portion – related party	919,681	1,032,925

Total Liabilities	1,609,742	1,534,203

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 10,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,478,678 and 48,478,678 shares issued and outstanding, respectively	484,787	484,787
Additional paid-in capital	802,692	802,692
Accumulated deficit	(2,801,734)	(2,490,729)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(1,536,709)	(1,225,704)
Total Liabilities and Stockholders’ Deficit	$73,033	$308,499

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2024	2023	2024	2023
Service revenue	$1,037	$3,676	$13,459	$19,820
Product sales	14,405	—	39,320	30
Total revenue	15,442	3,676	52,779	19,850
Cost of revenue	(28,904)	(17,373)	(59,246)	(50,549)
Less revenue share	(1,422)	(2,175)	(4,023)	(4,939)
Gross margin	(14,884)	(15,872)	(10,490)	(35,638)

Operating Expenses:
Professional fees	13,000	13,221	58,099	24,823
General and administrative	12,045	34,286	48,577	285,463
Consulting	20,155	17,185	54,260	47,163
Officer compensation	50,000	30,000	136,668	90,000
Total operating expenses	95,200	94,692	297,604	447,449

Loss from Operations	(110,084)	(110,564)	(308,094)	(483,086)

Other Income (Expense):
Grant income	50,000	—	50,000	—
Interest expense	(17,111)	(30,459)	(52,911)	(61,498)
Total other income (expense)	32,889	(30,459)	(2,911)	(61,498)

Net loss	$(77,195)	$(141,023)	$(311,005)	$(544,584)

Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares: Basic and Diluted	48,478,678	47,786,744	48,478,678	40,458,929

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance, December 31, 2023	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,490,729)	39,975	$(42,454)	$(1,225,704)
Net Loss	—	—	—	—	—	—		(117,527)	—	—	(117,527)
Balance, March 31, 2024	48,478,678	484,787	—	—	2,000,000	20,000	802,692	(2,608,256)	39,975	(42,454)	(1,343,231)
Net Loss	—	—	—	—	—	—		(116,283)	—	—	(116,283)
Balance, June 30, 2024	48,478,678	484,787	—	—	2,000,000	20,000	802,692	(2,724,539)	39,975	(42,454)	(1,459,514)
Net Loss	—	—	—	—	—	—		(77,195)	—	—	(77,195)
Balance, September 30, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,801,734)	39,975	$(42,454)	$(1,536,709)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2022	10,345,348	$103,453	—	$—	—	$—	$346,182	$(1,857,781)	39,975	$(42,454)	$(1,450,600)
Shares issued for pending acquisition	26,089,758	260,898	—	—	2,000,000	20,000	(280,898)	—	—	—	—
Common stock sold for cash	11,000,000	110,000	—	—	—	—	550,000	—	—	—	660,000
Net loss	—	—	—	—	—	—	—	(101,659)	—	—	(101,659)
March 31, 2023	47,435,106	474,351	—	—	2,000,000	20,000	615,284	(1,959,440)	39,975	(42,454)	(892,259)
Net loss	—	—	—	—	—	—	—	(301,902)	—	—	(301,902)
June 30, 2023	47,435,106	474,351	—	—	2,000,000	20,000	615,284	(2,261,342)	39,975	(42,454)	(1,194,161)
Common stock issued for services	1,043,572	10,436	—	—	—	—	187,408	—	—	—	197,844
Net loss	—	—	—	—	—	—	—	(141,023)	—	—	(141,023)
September 30, 2023	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,402,365)	39,975	$(42,454)	$(1,137,340)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(311,005)	$(544,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	197,844
Changes in operating assets and liabilities:
Accounts receivable	(14,799)	(2,500)
Inventory	(27,680)	3
Prepaids	(3,297)	(1,330)
Note receivable	15,000	(5,000)
Accounts payable and accrued expenses	1,159	96,526
Accrued interest – related party	50,956	46,553
Accrued officer compensation	136,668	90,000
Net cash used in operating activities	(152,998)	(122,488)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Common stock issued for cash		660,000
Repayment of note payable		(111,395)
Repayment of related party loan	(113,244)	(61,912)
Net cash (used) provided by financing activities	(113,244)	486,693

Net change in cash	(266,242)	364,205
Cash, beginning of period	285,623	5,513
Cash, end of period	$19,381	$369,718

Supplemental disclosures of cash flow information:
Interest paid	$1,956	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended February 29, 2024 (our prior fiscal year end), have been omitted. The condensed unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended September 30, 2024 or the year ended December 31, 2021.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Inventory

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at September 30, 2024 and December 31, 2023 was $34,556 and $6,876, respectively.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. As of September 30, 2024, management has determined that an allowance for doubtful accounts is not required as all amounts are considered to be collectible.

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

Revenue sharing arrangement

Revenue-sharing arrangements are recognized gross when the Company has reasonable latitude in establishing the price billed to the end customer and has the primary responsibility to determine the service specifications. The Company receives gross revenues from its customers, then pays the host-sites their revenue share on a quarterly basis. The revenue share varies depending on the site.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $2,801,734 as of September 30, 2024, with minimal revenue generated. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – NOTE RECEIVABLE

On November 25, 2023, the Company entered into a Promissory Note Agreement with Convoy Solutions, LLC (“Convoy”), for $40,000. The note is non-interest bearing but does incur a 1% weekly fee on the amount outstanding. The Note matured on December 18, 2023. The note was repaid in full on May 23, 2024.

NOTE 5 – LOAN PAYABLE

As of September 30, 2024 and 2023, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of September 30, 2024 and December 31, 2023, the balance due on this note is $0 and $88,044, respectively. As of September 30, 2024 and December 31, 2023, there is $18,817 and $19,155, respectively, of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company began monthly payments on April 1, 2023. As of September 30, 2024 and December 31, 2023, the balance due on this note is $207,854 and $233,054, respectively. As of September 30, 2024 and December 31, 2023, there is $22,969 and $12,397, respectively, of accrued interest on this note.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of September 30, 2024 and December 31, 2023, the balance due on this note is $837,600 and $837,600, respectively. As of September 30, 2024 and December 31, 2023, there is $89,758 and $49,500, respectively, of accrued interest on this note.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board and agreed to by Mr. Kim and any payment cannot exceed $10,000 per month for the nine months from the date of the employment agreement. Additionally, a $2,000 monthly loan payment will be made as part of the merger agreement. Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company, not to exceed $10,000 per month, for nine months from the date of his employment agreement. Mr. Kim is still entitled to his $10,000 monthly salary. As of September 30, 2024 and December 31, 2023, there is $256,668 and $120,000 of accrued compensation due to Mr. Kim.

NOTE 7 – COMMON STOCK

As of September 30, 2024 and December 31, 2023, there are 48,478,678 and 48,478,678 shares of common stock outstanding, respectively.

NOTE 8 – PREFERRED STOCK

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock.

As of September 30, 2024, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

As of September 30, 2024 and December 31, 2023, there are 2,000,000 shares of Series B issued and outstanding.

NOTE 9 – WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, February 29, 2024	11,000,000	$0.25	2
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, September 30, 2024	11,000,000	$0.25	1.22	$—

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2024, and to the date these financial statements were issued and has determined that it does not have any subsequent events to disclose in these financial statements.

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

Results of Operations

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenue and Cost of Revenue

We had total revenue of $15,442 for the three months ended September 30, 2024 compared to $3,676 for the three months ended September 30, 2023, an increase of $11,766. We had costs of revenue of $28,904 and $17,373, respectively, and a deduction for revenue share of $1,422 and $2,175, respectively, for gross margin of ($14,884) and ($15,872), respectively.

Professional Fees

For the three months ended September 30, 2024, the company incurred $13,000 of professional fees compared to $13,221 for the three months ended September 30, 2023, a decrease of $221 or 1.7%. Professional fees generally consist of audit, legal, accounting and investor relation fees.

General and Administrative Expense

For the three months ended September 30, 2024, the company incurred $12,045 of general and administrative expense (“G&A”) compared to $34,286 for the three months ended September 30, 2023, a decrease of $22,241 or 64.9%. In the current period we had a decrease of approximately $17,000 for maintenance expenses.

Consulting Expense

For the three months ended September 30, 2024, we recognized $20,155 of consulting expense, compared to $17,185 in the prior comparable period, an increase of $2,970 or 17.3%. This increase is primarily for grant writing, engineering services and other consultants to take advantage of available government contracts and grant application opportunities, and update product offerings.

Officer Compensation

For the three months ended September 30, 2024, we had officer compensation expense of $50,000, compared to $30,000 for the three months ended September 30, 2023. Beginning in March officer compensation for our CEO increased to $16,667 a month.

Other Income/Expense

For the three months ended September 30, 2024, we had total other income of $32,889. We had interest expense of $17,110 and received $50,000 as a grant award to develop a battery energy storage DC fast Charger. For the three months ended September 30, 2023, we had $30,462 of interest expense.

Net Loss

For the three months ended September 30, 2024, we had a net loss of $77,194 compared to $141,026 for the three months ended September 30, 2023, decrease to our net loss of $63,832, for the reasons discussed above.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Revenue and Cost of Revenue

We had total revenue of $52,779 for the nine months ended September 30, 2024 compared to $19,850 for the nine months ended September 30, 2023, an increase of $32,929. We had costs of revenue of $59,246 and $50,549, respectively, and a deduction for revenue share of $4,023 and $4,939, respectively, for gross margin of ($10,490) and ($35,638), respectively. Revenues increased due to $50,000 received as part of a grant program.

Professional Fees

For the nine months ended September 30, 2024, the company incurred $58,099 of professional fees compared to $24,823 for the nine months ended September 30, 2023, an increase of $33,276 or 134.1%. Professional fees generally consist of audit, legal, accounting and investor relation fees.

General and Administrative Expense

For the nine months ended September 30, 2024, the company incurred $48,577 of G&A compared to $285,463 for the nine months ended September 30, 2023, an increase of $236,886 or 83%. In the prior period we issued shares of common stock for total non-cash expense of $197,844.

Consulting Expense

For the nine months ended September 30, 2024, we recognized $54,260 of consulting expense, compared to $47,163 in the prior comparable period, an increase of $7,097 or 15%. This increase is primarily for grant writing, engineering services and other consultants to take advantage of available government contracts and grant application opportunities, and update product offerings.

Officer Compensation

For the nine months ended September 30, 2024, we had officer compensation expense of $136,668, compared to $90,000 for the nine months ended September 30, 2023. Beginning in March officer compensation for our CEO increased to $16,667 a month.

Other Income/Expense

For the nine months ended September 30, 2024, we had total other expense of $2,911. We had had interest expense of $52,912 and received $50,000 as a grant award to develop a battery energy storage DC fast Charger. For the nine months ended September 30, 2023, we had $61,498 of interest expense.

Net Loss

For the nine months ended September 30, 2024, we had a net loss of $311,005 compared to $544,584 for the nine months ended September 30, 2023, decrease to our net loss of $233,579, for the reasons discussed above.

Liquidity and Capital Resources

Operating Activities

For the nine months ended September 30, 2024, the company used $152,998 of cash in operating activities compared to $122,488 for the nine months ended September 30, 2023.

Financing Activities

During the nine months ended September 30, 2024, we repaid $113,244 of related party loans, compared to repaying $61,912 of related party loans during the nine months ended September 30, 2023. In the prior period we also paid $111,395 of a note payable and received $660,000 from the sale of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Dated: November 14 2024

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

