Form 10-K
period 2024-12-31
SHOREPOWER TECHNOLOGIES INC.
filed 2025-04-15
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,253,895 as of June 28, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 49,190,204 shares of common stock as of April 10, 2025.

SHOREPOWER TECHNOLOGIES, INC.

Cautionary Statement Regarding Forward-Looking Statements

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

Several sites have already been upgraded (or are in the process of being upgraded) to include level 2 charging connectors. We have secured approximately $400,000 in grants to upgrade additional sites with total project values of over $1,000,000 (including cost share and host-site contributions) and have an additional $1,000,000 in grant applications pending. Grants awarded as of March 2025 include approximately $71,000 for TSE equipment in New Hampshire, $114,000 to upgrade two sites in California to include Level 2 and DC fast charging, $100,000 in Washington State to add Level 2 charging stations at two facilities, $12,500 to install a charging station in Coos Bay, Oregon, and an additional $100,000+ for two other projects in California . Two of the California and the New Hampshire projects are already completed, and the Washington contract is in process. Invoicing for these projects will be processed next quarter.

Wall-mount and/or freestanding pedestals with a proprietary, cloud-based payment/control system, and reporting

Competition

We face competition from other EV charging companies, including ChargePoint, ABB, Cyber Switching, Siemens, Tesla, EVBox, BP, Shell, Hyundai, Electrify America, EVGo, BMW, General Motors, Honda, Hyundai, Kia, Mercedes-Benz and Stellantis and others. To be competitive in the EV charging market, we intend to provide the lowest build-out and operating cost, competitive end-user cost, highest cost savings and best overall feature set from our proprietary back-office control and payment systems so that our customers achieve a faster ROI than offered by our competitors. In addition, we believe that our success in obtaining government grants for electric transportation infrastructure will be a competitive advantage that we have in obtaining additional non-dilutive grants to facilitate our goal of increasing the number of charging stations in the United States and Canada, as well as our long-term relationships with essential manufacturers of commercial charging equipment. Additionally, we will explore opportunities to expand into other South American, European and Asian countries as opportunities arise and resources become available to invest in these regions.

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

Financing Strategy

Under the current administration, the future of the Bipartisan Infrastructure Law, that became law on November 15, 2021, is uncertain. Congress previously authorized $7.5 billion in funding specifically for charging stations. Although the new administration could end this program, there are still plenty of state level grants, tax credits and utility programs. Shorepower has been highly successful in obtaining government contracts and incentives to deploy electric transportation infrastructure projects. Funds from the Merger have been expended, primarily on expenses related to being public (legal, accounting and disclosures). Future funding will come from revenues generated from the business or additional investment. We have already been awarded approximately $400,000 in grant funding that should start to be distributed in 2025. We are also continuing to upgrade the control system at existing sites to generate interim income until charging station upgrades generate increased revenue and we are awarded additional government contracts and/or grants. We estimate that 20% to 50% of infrastructure build-out costs will have to be contributed by investors and revenues generated from the business, depending on the desired speed of the build out, grant cost share requirements and electric vehicle demand (based on number of electric vehicles produced). For example, if we are successful in securing $10 million in grants, we may need to contribute $2 million or more in cost share. We believe that our 20 years of experience in the transportation electrification space provide a competitive advantage in what we anticipate to be an explosive growth period in the electric vehicle industry.

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

Growth Strategies

Our growth strategies to continue to play a leadership role in EV charging are as follows:

Accelerate new product offerings.

We intend to have a leadership position with continued efficient investment in product development. We currently manufacture and sell TSE, eTRU and Level 2 charging stations. We have recently launched a medium speed cost-effective DC fast charger. We recently submitted a federal proposal to help offset the cost of developing a new DC fast charger with battery energy storage. This system will store energy from renewable energy sources such as solar and wind. These renewable energy sources are often available when demand is low. This surplus energy can be used to charge the battery energy storage when rates are low and can later be offloaded into an electric vehicle, thus maximizing available energy sources at the highest margin. More information on these efforts is provided in the “research and development” section below.

Invest incrementally in marketing and sales.

We intend to continue to attract new customers and pursue a business model which attracts new customers to our charging stations and encourages existing customers to increase their charging footprint over time as EV penetration increases.

Pursue Strategic Acquisitions.

We intend to explore potential high-quality merger and acquisition opportunities in this dynamic marketplace both domestically and overseas. Acquisition candidates include charging station companies, charging station management software, electrical contractors, alternative fuel equipment suppliers and truck stop electrification (TSE) providers. An electrical contracting business, for example, would allow us to both sell charging stations and install them without having to use subcontractors.

Manufacturing

We have established strong commercial relationships over the decades in which we have been doing business in the transportation electrification industry. We have designed many of the products that we use, including our comprehensive payment, monitoring and control system with web base management. The majority of our hardware products are manufactured in Oregon and Michigan. Components are sourced from a number of global suppliers, with concentrations in the United States and Asia. We work proactively with piece part and final assembly supply partners. We prepare factories for new products, establish and monitor quality control points, plan ongoing production and issues purchase orders. Most of our major components are manufactured in the U.S. which will give us strategic advantage for qualifying for grants in the United States.

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

However, in April 2020, EPA and NHTSA finalized the Safer Affordable Fuel-Efficient Vehicles Rule, which reformulated the required reductions, establishing average carbon dioxide emissions of new passenger cars and light trucks of 240 g/mi in model year 2026. Several states and groups have announced intentions to sue the U.S. government over this reformulation, so the final CAFE standards cannot currently be predicted with any certainty. However, to the extent fuel-efficiency standards are decreasing, this may result in less demand for EVs and, in turn, charging stations of the type we manufacture. Additionally, the new administration may roll back these regulations.

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

Research and Development

We have invested a significant amount of time and expense into research and development of our charging technologies. Our ability to play a leadership position depends in part on our ongoing research and development activities. Our research and development team is composed of several consultants who are responsible for the design, development, manufacturing and testing of our products. We focus our efforts on developing charging hardware and developing the technology to support our software subscriptions and support services.

Our hardware research and development is principally conducted in Oregon and Michigan. We currently manufacture our own TSE and Level 2 charging stations. We recently launched our own certified medium speed DC fast chargers. Our engineers are working on software, a smartphone app and a higher-speed DC fast charger that will include internal battery energy storage. This product will have advantages over standard DC fast chargers in that it will require much lower input power requirements and can charge vehicles even if there is a power outage, since it has its own battery energy source. Standard DC fast chargers usually require power upgrades and new utility services which are expensive and time consuming. Our self-contained DC fast charger could be transported to the host-site and immediately be used to charge vehicles. It could even be used at temporary venues such as concerts and sporting events with the optional solar array. The internal battery storage can be charged at off-peak hours, then later be used to charge vehicles during high demand periods. The internal battery storage can also be charged with excess wind energy (or other renewables) which can help stabilized the grid and make more efficient use of unused solar and wind energy. We have submitted two grant applications valued at over $2,000,000 to help develop this product.

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

Facilities

Shorepower’s headquarters are located in Hillsboro, Oregon, in the Portland metro area, where we currently utilize shared office and shop space with a monthly lease term. We believe this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require in Oregon will be available on commercially reasonable terms. We also occupy a warehouse in Ferndale, Michigan near Detroit on a month-to-month basis. This building has space to expand as needed for offices, manufacturing and assembly. We plan on updating this facility to add office space and a light assembly area as required.

Employees

We currently have two employees, Jeff Kim, and a technician. We currently use consultants to perform, bookkeeping, accounting, engineering and installation services. The use of consultants and contractors has enabled us to keep overhead costs low by utilizing resources as needed. However, we expect to employ additional personnel following receipt of sufficient funding to do so as discussed above. We will strive to offer competitive employee compensation and benefits in order to attract and retain a skilled and diverse workforce. Since the Merger, we hired the following consultants: a business development specialist with grant writing expertise, an engineer for R&D of new products and updates to current products and a CPA to aid in preparing financial statements.

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

Holders

As of March 31, 2025 there were approximately 733 registered holders of record of our common stock, in addition to other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Olde Monmouth Stock Transfer, 200 Memorial Pkwy, Atlantic Highlands, NJ 07716. Their telephone number is (732) 872-2727.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

We did not repurchase any of our securities during our fiscal year ended December 31 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

Revenue and Cost of Revenue

We had total revenue of $65,481 and $20,109 for the years ended December 31, 2024 and December 31, 2023, respectively, an increase of $45,372 or 225.6%. We had cost of revenue of $73,159 and $47,223, respectively, and a deduction for revenue share of $5,027 and $5,906, respectively, for gross margins of ($12,705) and ($33,020), respectively.

Professional Fees

For the year ended December 31, 2024, the company incurred $89,289 professional fees compared to $26,884 for the year ended December 31, 2023, an increase of $62,405 or 235,687%. Professional fees generally consist of audit, legal, accounting and investor relation fees. In the current year we had an increase in fees for audit, accounting and legal of approximately $46,000, 10,200 and $6,200, respectively.

General and Administrative Expense

For the year ended December 31, 2024, the company incurred $99,802 of G&A expenses compared to $335,489 for the year ended December 31, 2023, a decrease of $235,687 or 70.3%. In the prior period we issued shares of common stock for total non-cash expense of $197,844.

Consulting Expense

For the year ended December 31, 2024 and 2023, we recognized $42,025 and $36,968, respectively, of consulting expense, an increase of $5,057 or 13.7%. This increase was primarily for grant writing, engineering services and other consultants that were brought on after the merger to bolster access to government contracts and grant opportunities and expand product offerings.

Officer Compensation

For the year ended December 31, 2024 and 2023, we had officer compensation expense of $186,668 and $120,000, respectively, an increase of $66,668 or 55.6%. Beginning in March officer compensation for our CEO increased to $16,667 a month. However, this compensation was not paid to the officer in 2024 and 2023 and has been deferred.

Other Income/Expense

For the year ended December 31, 2024, we had total other expense of $18,829. We had had interest expense of $69,829 and received $50,000 as a grant award to start development of a battery energy storage DC fast Charger. For the year ended December 31, 2023, we had $80,587 of interest expense.

Net Loss

For the year ended December 31, 2024 and, we had a net loss of $450,318 compared to $632,948 for the year ended December 31, 2023, a decrease of $182,630. We had a decrease in our net loss primarily due to the stock issued for services discussed above.

Liquidity and Capital Resources

Operating Activities

For the year ended December 31, 2024, the company used $154,046 of cash in operating activities compared to $267,034 for the year ended December 31, 2023.

Financing Activities

During the year ended December 31, 2024, we repaid $113,245 of related party loans. During the year ended December 31, 2023, we received $660,000 from the sale of common stock and repaid $112,856 of related party loans.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Shorepower Technologies Inc. (the “Company”) as of December 31, 2024 and December 31, 2023 and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Shorepower Technologies Inc. as of December 31, 2024 and December 31, 2023, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

April 15, 2024

We have served as the Company’s auditor since 2020.

PCAOB ID: 6631

SHOREPOWER TECHNOLOGIES INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$18,332	$285,623
Prepaids	1,322	—
Note receivable	—	15,000
Inventory	44,763	6,876
Total Current Assets	64,417	$307,499

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$65,417	$308,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$92,353	23,465
Accounts payable – related party	37,110	40,058
Accrued officer compensation – related party	306,668	120,000
Accrued interest – related party	148,460	80,587
Notes payable – related party	125,775	125,773
Note payable	111,395	111,395
Total Current Liabilities	821,761	501,278

Notes payable, net of current portion – related party	919,678	1,032,925

Total Liabilities	1,741,439	1,534,203

Commitment and contingency	—	—

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 10,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,478,678 and 48,478,678 shares issued and outstanding, respectively	484,787	484,787
Additional paid-in capital	802,692	802,692
Accumulated deficit	(2,941,047)	(2,490,729)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(1,676,022)	(1,225,704)
Total Liabilities and Stockholders’ Deficit	$65,417	$308,499

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Service revenue	$14,642	$12,632
Product sales	50,479	7,477
Total revenue	65,121	20,109
Cost of service revenue	(12,957)	(39,831)
Cost of product sales	(59,842)	(7,392)
Less revenue share	(5,027)	(5,906)
Gross margin	(12,705)	(33,020)

Operating Expenses:
Professional fees	89,289	26,884
General and administrative	99,802	335,489
Consulting	42,025	36,968
Officer compensation	186,668	120,000
Total operating expenses	417,784	519,341

Loss from Operations	(430,489)	(552,361)

Other Income (Expense):
Grant income	50,000	—
Interest expense	(69,829)	(80,587)
Total other expense	(19,829)	(80,587)

Net loss	$(450,318)	$(632,948)

Loss per Common Share: Basic and Diluted	$(0.01)	$(0.01

Weighted Average Number of Common Shares: Basic and Diluted	48,478,678	42,480,346

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2022	36,435,106	$364,351	—	$—	2,000,000	$20,000	$65,284	$(1,857,781)	39,975	$(42,454)	$(1,450,600)
Common stock sold for cash	11,000,000	110,000	—	—	—	—	550,000	—	—	—	660,000
Common stock issued for services	1,043,572	10,436	—	—	—	—	187,408	—	—	—	197,844
Net loss	—	—	—	—	—	—	—	(632,948)	—	—	(632,948)
December 31, 2023	48,478,678	484,787	—	—	2,000,000	20,000	802,692	(2,490,729)	39,975	(42,454)	(1,225,704)
Net loss	—	—	—	—	—	—	—	(450,318)	—	—	(450,318)
December 31, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,941,047)	39,975	$(42,454)	$(1,676,022)

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(450,318)	$(632,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	—	197,844
Changes in operating assets and liabilities:
Inventory	(37,887)	3
Prepaids	(1,322)	—
Note receivable	15,000	(15,000)
Accounts payable and accrued expenses	68,888	(11,708)
Accounts payable – related party	(2,948)	(5,812)
Accrued interest – related party	67,873	80,587
Accrued officer compensation	186,668	120,000
Net cash used in operating activities	(154,046)	(267,034)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Common stock issued for cash	—	660,000
Repayment of related party loan	(113,245)	(112,856)
Net cash (used) provided by financing activities	(113,245)	547,144

Net change in cash	(267,291)	280,110
Cash, beginning of year	285,623	5,513
Cash, end of year	$18,332	$285,623

Supplemental disclosures of cash flow information:
Interest paid	$1,956	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Effective July 10, 2024, the Company has changed its fiscal year end from February 28 to December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the collectability of receivables.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2024 and 2023, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2024 and 2023.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable represents the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (“Topic 718”), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in Topic 718.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. There was no account receivable at December 31, 2024 and December 31, 2023.

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

Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product.

Service revenue – Revenue is recognized at the point of when a particular charging session is completed.

The Company does not have reportable segments, and all sales occurred in the United States.

Customer Concentration

For the years ended December 31, 2024 and 2023, certain customers individually accounted for more than 10% of total revenue. The following table presents revenue from those customers as a percentage of total sales:

Customer	2024 % of Revenue	2023 % of Revenue
Customer A	-	27.33%
Customer B	44.93%	-
Customer C	21,50%	-

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. This ASU was further clarified by ASU 2025-01, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which was issued in December 2024. The new standards require disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standards will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of these accounting standard updates on its financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,941,047 as of December 31, 2024, with minimal revenue generated. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – NOTE RECEIVABLE

On November 25, 2023, the Company entered into a Promissory Note Agreement with Convoy Solutions, LLC (“Convoy”), for up to $40,000. The note is non-interest bearing but does incur a 1% weekly fee on the amount outstanding; however, this was not enforced.

The Note matured on December 18, 2023, and had a remaining balance of $15,000 as of December 31, 2023. The note was repaid in full on May 23, 2024.

NOTE 5 – INVENTORY

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at December 31, 2024 and 2023 was $44,763 and $6,876, respectively.

NOTE 6 – LOAN PAYABLE

As of December 31, 2024 and 2023, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 7 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of December 31, 2024 and 2023, the balance due on this note is $0 and $88,044, respectively. As of December 31, 2024 and 2023, there is $18,817 and $19,028, respectively, of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company began monthly payments on April 1, 2023. As of December 31, 2024 and 2023, the balance due on this note is $207,854 and $233,054, respectively. As of December 31, 2024 and 2023, there is $26,442 and $12,058, respectively, of accrued interest on this note.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of December 31, 2024 and 2023, the balance due on this note is $837,600 and $837,600, respectively. As of December 31, 2024 and 2023, there is $103,201 and $49,502, respectively, of accrued interest on this note.

For the years ended December 31, 2024 and 2023, the Company recognized interest expense of $69,829 and $80,587, respectively, associated with the three loans.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board and agreed to by Mr. Kim and any payment cannot exceed $10,000 per month for the nine months from the date of the employment agreement. Additionally, a $2,000 monthly loan payment will be made as part of the merger agreement. Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company, not to exceed $10,000 per month, for nine months from the date of his employment agreement. As of December 31, 2024 and 2023, there is $306,668 and $120,000 of accrued compensation due to Mr. Kim. All salary to date has been deferred.

For the years ended December 31, 2024 and 2023, the Company recognized officer compensation expense of $186,668 and $120,000, respectively.

During 2023 and 2024, Jeff Kim paid operating expenses on behalf of the Company. As of December 31, 2024 and 2023, the amounts payable to Jeff Kim were $37,110 and $40,058, respectively.

NOTE 8 – COMMITMENT AND CONTINGENCY

Under Merger Agreement closed March 22, 2023 Jeff Kim is entitled to receive additional common stocks if following milestones were reached: (i) an additional 2.5% of the issued and outstanding USBL Common Stock upon the completion of either (a) the conversion of 75 existing connection points to Level 2 or greater or the (b) installation of 75 new connection points to revenue producing stations in the first 12 months or some combination of the two yielding 75 units, (ii) an additional 2.5% of the of the issued and outstanding USBL Common Stock upon (a) the application for $10M in grants and/or the (b) the award of $1.0 million in grants in the first 18 months; (iii) an additional 2.5% of the issued and outstanding USBL common stock outstanding upon the completion of acquisitions in the first 24 months generating no less than $3.0 million in gross revenues and (iv) an additional 500,000 shares of USBL common stock upon acquiring or hiring the following key personnel in the first six months after the effective date of the merger: (a) three or more qualified Board members and (b) at least three of the following four individuals having the following qualifications: one sales/marketing person, one grant writer/Government relations person, one technician/maintenance person and one software programmer/engineer.

NOTE 9 – COMMON STOCK

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

As of December 31, 2024 and 2023, there are 48,478,678 and 48,478,678 shares of common stock outstanding, respectively.

NOTE 10 – PREFERRED STOCK

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock.

As of December 31, 2024, there were no shares of Series A issued and outstanding.

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

As of December 31, 2024 and 2023, there are 2,000,000 shares of Series B issued and outstanding.

NOTE 11 – WARRANTS

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value (1)
Outstanding, December 31, 2023	11,000,000	$0.25	2
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2024	11,000,000	$0.25	.15	$—

(1)	– There is no intrinsic value as the market price of the Company’s common stock has been below the strike price of the warrants.

NOTE 12 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	2024	2023
Deferred tax assets:
NOL Carryover	$618,000	$523,000
Less: valuation allowance	(618,000)	(523,000)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, due to the following:

	2024	2023
Deferred Tax Assets:
Book Loss	$(94,600)	$(133,000)
Less valuation allowance	94,600	133,000
	$–	$–

At December 31, 2024, the Company had net operating loss carry forwards of approximately $618,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2024, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to December 31, 2024, and to the date these financial statements were available to be issued and has determined that it has the following subsequent events to disclose in these financial statements.

Subsequent to December 31, 2024, the Company issued 711,526 shares of common stock for services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. In addition, we engaged accounting consultants to assist in the preparation of our financial statements. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2024.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

●	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions

●	Due to our size and scope of operations, we currently do not have an independent audit committee in place

●	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations, which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal years ended December 31, 2024. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Jeff Kim (1)	51	CEO, President and Director

(1)	Appointed March 22, 2023.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2024.

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

Item 11. Executive Compensation

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer for the last two fiscal years ended December 31, 2024 and 2023:

Summary Compensation Table
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Jeff Kim	2024	$186,000	$0	$	$0	$0	$0	$0	$186,000
CEO, Director	2023	$120,000	$0	$	$0	$0	$0	$0	$120,000

(1)	Salaries are paid when funds are available. If not paid they are accrued. As of December 31, 2024 and 2023, Mr. Kim has accrued salary due of $306,668 and $120,000, respectively.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our board of directors.

Insider Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Director Compensation

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Jeff Kim	$0	0	$0	$0	$0	$0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 4, 2025, with respect to the beneficial ownership of our outstanding Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

The address of each holder listed below, except as otherwise indicated, is c/o Shorepower, Inc., 5291 NE Elam Young Pkwy., Suite 160, Hillsboro, OR 97124.

Name and Address of Beneficial Owner	Shares Beneficially owned of Common Stock	Percent of Common Stock Beneficially Owned
Directors and Named Executive Officers:
Jeff Kim	26,089,758	55%

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of December 31, 2024 and 2023, the balance due on this note is $0 and $88,044, respectively. As of December 31, 2024 and 2023, there is $18,817 and $19,155, respectively, of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company began monthly payments on April 1, 2023. As of December 31, 2024 and 2023, the balance due on this note is $207,854 and $233,054, respectively. As of December 31, 2024 and 2023, there is $26,442 and $12,397, respectively, of accrued interest on this note.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of December 31, 2024 and 2023, the balance due on this note is $837,600 and $837,600, respectively. As of December 31, 2024 and 2023, there is $103,201 and $49,500, respectively, of accrued interest on this note.

Item 14. Principal Accountant Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by QI CPA LLC our principal accountants, with respect to our last two fiscal years.

	2024	2023
Audit fees	$24,000	$6,000
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$24,000	$6,000

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

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description
4.5	Specimen Shorepower Technologies Common Stock Certificate
10.1+	Employment Agreement dated March 22, 2023 between the Company and Jeff Kim
19.1	Insider trading policy
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Incorporated by reference to Exhibit 10.5 in the Company’s Current Report on Form 8-K filed March 27, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOREPOWER TECHNOLOGIES, INC.

Dated: April 15, 2025

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

