Form 10-Q
period 2025-03-31
SHOREPOWER TECHNOLOGIES INC.
filed 2025-05-20
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___to___

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 20, 2025, there were 49,190,204 shares of Common Stock, $0.01 par value per share, outstanding.

SHOREPOWER TECHNOLOGIES INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$—	$18,332
Accounts receivable	161,514	—
Prepaids	—	1,322
Inventory	19,005	44,763
Total Current Assets	180,519	$64,417

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$181,519	$65,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$118,493	92,353
Accounts payable – related party	40,110	37,110
Accrued officer compensation – related party	356,668	306,668
Accrued interest – related party	165,301	148,460
Notes payable – related party	125,775	125,775
Note payable	111,395	111,395
Total Current Liabilities	917,742	821,761

Notes payable, net of current portion – related party	919,678	919,678

Total Liabilities	1,837,420	1,741,439

Commitment and contingency	—	—

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 10,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,190,204 and 48,478,678 shares issued and outstanding, respectively	491,902	484,787
Additional paid-in capital	809,807	802,692
Accumulated deficit	(2,935,156)	(2,941,047)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(1,655,901)	(1,676,022)
Total Liabilities and Stockholders’ Deficit	$181,519	$65,417

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Power usage revenue	$3,143	$3,838
Service revenue	40,923	—
Product sales	120,591	—
Total revenue	164,657	3,838
Cost of power usage revenue	(13,620)	(11,383)
Cost of product sales	(24,763)	—
Less revenue share	(922)	(1,261)
Gross margin	125,352	(8,806)

Operating Expenses:
Professional fees	4,043	24,136
General and administrative	25,695	21,603
Consulting	22,882	20,835
Officer compensation	50,000	30,000
Total operating expenses	102,620	96,574

Income (loss) from Operations	22,732	(105,380)

Other Expense:
Interest expense	(16,841)	(12,147)
Total other expense	(16,841)	(12,147)

Net income (loss)	$5,891	$(117,527)

Income (Loss) per Common Share: Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares: Basic and Diluted	48,613,077	42,480,346

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,941,047	39,975	$(42,454)	$(1,676,022)
Common stock issued for services	711,526	7,115	—	—	—	—	7,115	—	—	—	14,230
Net income	—	—	—	—	—	—	—	5,891	—	—	5,891
March 31, 2025	49,190,204	$491,902	—	$—	2,000,000	$20,000	$809,807	$(2,935,156)	39,975	$(42,454)	$(1,655,901)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2023	48,478,678	484,787	—	—	2,000,000	20,000	802,692	(2,490,729	39,975	(42,454)	(1,225,704)
Net loss	—	—	—	—	—	—	—	(117,527)	—	—	(117,527)
March 31, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,608,256)	39,975	$(42,454)	$(1,343,231)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$5,891	$(117,527)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation	14,230	—
Changes in operating assets and liabilities:
Accounts receivable	(161,514)	—
Inventory	25,758	(669)
Prepaids	1,322	(8,932)
Accounts payable and accrued expenses	26,140	(3,872)
Accounts payable – related party	3,000	(11,559)
Accrued interest – related party	16,841	12,147
Accrued officer compensation	50,000	30,000
Net cash used in operating activities	(18,332)	(100,412)

Cash Flows from Financing Activities:
Repayment of related party loan	—	(37,800)
Net cash used by financing activities	—	(37,800)

Net change in cash	(18,332)	(138,212)
Cash, beginning of period	18,332	285,623
Cash, end of period	$—	$147,411

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended December 31, 2024, have been omitted. The condensed unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2025 and December 31, 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2025 and December 31, 2024.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares of common stock as of March 31, 2025 and 2024.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. As of March 31, 2025 and December 31, 2024, there is $161,514 and $0 of accounts receivable, respectively.

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

Power usage revenue – Revenue is recognized at the point when a particular charging session is completed.

Service revenue – Revenue is recognized at the point of when service is completed.

Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product.

The Company does not have reportable segments, and all sales occurred in the United States.

Customer Concentration

For the three months ended March 31, 2025 and 2024, certain customers individually accounted for more than 10% of total revenue. The following table presents revenue from those customers as a percentage of total sales:

Customer	Q1 2025 % of Revenue	Q1 2024 % of Revenue
Customer A	40.6%	—%
Customer B	57.0%	—%

Cost of Revenue

Cost of revenues includes actual product cost, labor, if any, and direct overheard, including utility (electricity) bills, which are applied on a per unit basis.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying condensed unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed unaudited financial statements, the Company has an accumulated deficit of $2,935,156 as of March 31, 2025, with minimal revenue generated. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at March 31, 2025 and December 31, 2024 was $19,005 and $44,763, respectively.

NOTE 5 – LOAN PAYABLE

As of March 31, 2025 and December 31, 2024, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of March 31, 2025 and December 31, 2024, the balance due on this note is $0 and $0, respectively. As of March 31, 2025 and December 31, 2024, there is $18,817 and $18,817, respectively, of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company began monthly payments on April 1, 2023. As of March 31, 2025 and December 31, 2024, the principal balance due on this note is $207,854 and $207,854, respectively. As of March 31, 2025 and December 31, 2024, there is $29,840 and $26,442, respectively, of accrued interest on this note.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of March 31, 2025 and December 31, 2024, the principal balance due on this note is $837,600 and $837,600, respectively. As of March 31, 2025 and December 31, 2024, there is $116,644 and $103,201, respectively, of accrued interest on this note.

For the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $16,841 and $12,147, respectively, associated with the three loans.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board and agreed to by Mr. Kim and any payment cannot exceed $10,000 per month for the nine months from the date of the employment agreement. Additionally, a $2,000 monthly loan payment will be made as part of the merger agreement. Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company, not to exceed $10,000 per month, for nine months from the date of his employment agreement. As of March 31, 2025 and December 31, 2024, there is $356,668 and $306,668 of accrued compensation due to Mr. Kim. All salary to date has been deferred.

For the three months ended March 31, 2025 and 2024, the Company recognized officer compensation expense of $50,000 and $30,000, respectively.

During 2023 and 2024, Jeff Kim paid operating expenses on behalf of the Company. As of March 31, 2025 and December 31, 2024, the amounts payable to Jeff Kim were $40,110 and $37,110, respectively.

NOTE 7 – COMMITMENT AND CONTINGENCY

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

NOTE 8 – COMMON STOCK

On March 14, 2025, the Company issued 711,526 shares of common stock for services. The shares were valued at $0.02, for total non-cash expense of $14,230.

As of March 31, 2025 and December 31, 2024, there are 49,190,204 and 48,478,678 shares of common stock outstanding, respectively.

NOTE 9 – PREFERRED STOCK

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock.

As of March 31, 2025, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

As of March 31, 2025 and December 31, 2024, there are 2,000,000 shares of Series B issued and outstanding.

NOTE 10 – WARRANTS

The Company’s warrants as of March 31, 2025, are as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value (1)
Outstanding, December 31, 2023	11,000,000	$0.25	2
Issued	—	$—	—
Expired	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2024	11,000,000	$0.25	.15	$—
Issued	—	$—	—
Expired	(11,000,000)	$—	—
Exercised	—	$—	—
Outstanding, March 31, 2025	—	$—	—	$—

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to March 31, 2025, and to the date these condensed unaudited financial statements were available to be issued and has determined that there are no material subsequent events to disclose in these condensed unaudited financial statements.

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

Results of Operations

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Revenue and Cost of Revenue

We had total revenue of $164,657 for the three months ended March 31, 2025 compared to $3,838 for the three months ended March 31, 2024, an increase of $160,819. We had costs of revenue of $38,383 and $11,383, respectively, and a deduction for revenue share of $922 and $1,261, respectively, for gross margin of $125,352 and ($8,806), respectively. Our cost of service is included with our salary and wage expense. The increase in revenue is due to new government contracts fulfilled in the current period.

Professional Fees

For the three months ended March 31, 2025, the company incurred $4,043 of professional fees compared to $24,136 for the three months ended March 31, 2024, a decrease of $20,093 or 83.2%. Professional fees generally consist of audit, legal, accounting and investor relation fees. In the current period we had a $12,000 decrease in audit fees, a $4,726 decrease in accounting fees and a $3,367 decrease in legal fees.

General and Administrative Expense

For the three months ended March 31, 2025, the company incurred $25,695 of general and administrative expense (“G&A”) compared to $21,603 for the three months ended March 31, 2024, an increase of $4,092 or 18.9%. In the current period we had a decrease for compliance fees of $6,445.

Consulting Expense

For the three months ended March 31, 2025, we recognized $22,883 of consulting expense, compared to $20,835 in the prior comparable period, an increase of $2,048 or 9.8%. This increase is primarily for grant writing, engineering services and other consultants to take advantage of available government contracts and grant application opportunities, and update product offerings.

Officer Compensation

For the three months ended March 31, 2025, we had officer compensation expense of $50,000, compared to $30,000 for the three months ended March 31, 2024. Beginning in April 2024 officer compensation for our CEO increased to $16,667 a month.

Other Income/Expense

For the three months ended March 31, 2025, we had interest expense of $16,840 compared to interest expense of $12,147 for the three months ended March 31, 2024, an increase of $4,693 or 38.6%

Net Loss

For the three months ended March 31, 2025, we had net income of $5,891 compared to a net loss of $117,527 for the three months ended March 31, 2024. We went from a net loss in the prior year to net income in the current period due to our increase in revenue.

Liquidity and Capital Resources

Operating Activities

For the three months ended March 31, 2025, the company used $18,332 of cash in operating activities compared to $100,412 for the three months ended March 31, 2024.

Financing Activities

During the three months ended March 31, 2025, we had no financing activity. During the three months ended March 31, 2024, we repaid $37,800 to our CEO for loans payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

Dated: May 20, 2025

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

