Form 10-Q
period 2025-06-30
SHOREPOWER TECHNOLOGIES INC.
filed 2025-08-19
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

5291 NE Elam Young Pkwy, Suite 160, Hillsboro, OR 97124

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SPEV	OTCID

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 19, 2025, there were 49,190,204 shares of Common Stock, $0.01 par value per share, outstanding.

SHOREPOWER TECHNOLOGIES INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$23,261	$18,332
Accounts receivable	101,717	—
Prepaids	—	1,322
Inventory	19,005	44,763
Total Current Assets	143,983	$64,417

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$144,983	$65,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$118,931	92,353
Accounts payable – related party	42,110	37,110
Accrued officer compensation – related party	406,668	306,668
Accrued interest – related party	182,181	148,460
Notes payable – related party	125,775	125,775
Note payable	111,395	111,395
Total Current Liabilities	987,060	821,761

Notes payable, net of current portion – related party	919,679	919,678

Total Liabilities	1,906,739	1,741,439

Commitment and contingency	—	—

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 10,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,190,204 and 48,478,678 shares issued and outstanding, respectively	491,902	484,787
Additional paid-in capital	809,807	802,692
Accumulated deficit	(3,041,011)	(2,941,047)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(1,761,756)	(1,676,022)
Total Liabilities and Stockholders’ Deficit	$144,983	$65,417

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Power usage revenue	$3,773	$4,096	$6,916	$7,934
Service revenue	3,349	4,350	44,272	4,350
Product sales	—	24,915	120,591	24,915
Total revenue	7,122	33,361	171,779	37,199
Cost of power usage revenue	(11,185)	1,430	(24,805)	(9,953)
Cost of product sales	(445)	(939)	(25,208)	(939)
Less revenue share	(1,134)	(1,340)	(2,056)	(2,601)
Gross margin	(5,642)	32,512	119,710	23,706

Operating Expenses:
Professional fees	9,234	24,093	13,277	48,229
General and administrative	14,833	34,239	40,528	55,842
Consulting	9,001	10,140	31,883	30,975
Officer compensation	50,000	56,668	100,000	86,668
Total operating expenses	83,068	125,140	185,688	221,714

Loss from Operations	(88,710)	(92,628)	(65,978)	(198,008)

Other Expense:
Interest expense	(17,145)	(23,655)	(33,986)	(35,802)
Total other expense	(17,145)	(23,655)	(33,986)	(35,802)

Net loss	$(105,855)	$(116,283)	$(99,964)	$(233,810)

Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares: Basic and Diluted	49,190,204	48,478,678	48,903,235	48,478,678

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,941,047)	39,975	$(42,454)	$(1,676,022)
Common stock issued for services	711,526	7,115	—	—	—	—	7,115	—	—	—	14,230
Net income	—	—	—	—	—	—	—	5,891	—	—	5,891
March 31, 2025	49,190,204	491,902	—	—	2,000,000	20,000	809,807	(2,935,156)	39,975	(42,454)	(1,655,901)
Net income	—	—	—	—	—	—	—	(105,855)	—	—	(105,855)
June 30, 2025	49,190,204	$491,902	$—	$—	2,000,000	$20,000	$809,807	$(3,041,011)	39,975	$(42,454)	$(1,761,756)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2023	48,478,678	484,787	—	—	2,000,000	20,000	802,692	(2,490,729	39,975	(42,454)	(1,225,704)
Net loss	—	—	—	—	—	—	—	(117,527)	—	—	(117,527)
March 31, 2024	48,478,678	484,787	—	—	2,000,000	20,000	802,692	(2,608,256)	39,975	(42,454)	(1,343,231)
Net loss	—	—	—	—	—	—	—	(116,283)	—	—	(116,283)
June 30, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,724,539)	39,975	$(42,454)	$(1,459,514)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(99,964)	$(233,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	14,230	—
Changes in operating assets and liabilities:
Accounts receivable	(101,717)	(14,385)
Inventory	25,758	(11,345)
Prepaids	1,322	(5,745)
Note receivable	—	15,000
Accounts payable and accrued expenses	26,579	(10,639)
Accounts payable – related party	—	(6,558)
Accrued interest – related party	33,721	35,802
Accrued officer compensation	100,000	86,668
Net cash used in operating activities	(71)	(145,012)

Cash Flows from Financing Activities:
Loans from (repayment) of related party loan	5,000	(89,400)
Net cash provided (used) by financing activities	5,000	(89,400)

Net change in cash	4,929	(234,412)
Cash, beginning of period	18,332	285,623
Cash, end of period	$23,261	$51,211

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOREPOWER TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2025 and December 31, 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares of common stock as of June 30, 2025 and 2024.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. As of June 30, 2025 and December 31, 2024, there is $101,717 and $0 of accounts receivable, respectively.

Adoption of CECL

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), using the modified retrospective method.

The Company maintains an allowance for credit losses (“ACL”) to cover expected lifetime losses on financial assets measured at amortized cost, including account receivables, held-to-maturity debt securities, and loan receivables. The ACL represents management’s best estimate of probable credit losses, determined using historical loss experience, current conditions, and reasonable and supportable forecasts.

Expected credit losses are measured on a collective (pool) basis when similar risk characteristics exist. For assets without similar risk characteristics, the Company evaluates expected losses individually. The Company applies a discounted cash flow approach / loss-rate method / probability-of-default model (customize based on your methodology).

For the six months ended June 30, 2024, the Company determined a provision for credit losses was not needed.

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

Customer Concentration

For the six months ended June 30, 2025 and 2024, certain customers individually accounted for more than 10% of total revenue. The following table presents revenue from those customers as a percentage of total sales:

Customer	Q2 2025 % of Revenue	Q2 2024 % of Revenue
Customer A	54.6%	—%
Customer B	40.8%	—%

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

NOTE 3 – GOING CONCERN

The accompanying condensed unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, at June 30, 2024 the Company had a cash balance of $23,261, a negative working capital of $843,077 and an accumulated deficit of $3,041,011.  For the six months ended June 30, 2025 and 2024, the Company had losses of $99,964 and $233,810, respectively. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at June 30, 2025 and December 31, 2024 was $19,005 and $44,763, respectively.

NOTE 5 – LOAN PAYABLE

As of June 30, 2025 and December 31, 2024, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of June 30, 2025 and December 31, 2024, the balance due on this note is $0 and $0, respectively. As of June 30, 2025 and December 31, 2024, there is $18,817 and $18,817, respectively, of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company began monthly payments on April 1, 2023. As of June 30, 2025 and December 31, 2024, the principal balance due on this note is $207,854 and $207,854, respectively. As of June 30, 2025 and December 31, 2024, there is $33,276 and $26,442, respectively, of accrued interest on this note.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of June 30, 2025 and December 31, 2024, the principal balance due on this note is $837,600 and $837,600, respectively. As of June 30, 2025 and December 31, 2024, there is $130,087 and $103,201, respectively, of accrued interest on this note.

For the six months ended June 30, 2025 and 2024, the Company recognized interest expense of $33,986 and $35,802, respectively, associated with the three loans.

For the three months ended June 30, 2025 and 2024, the Company recognized interest expense of $17,145 and $23,655, respectively, associated with the three loans.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board and agreed to by Mr. Kim and any payment cannot exceed $10,000 per month for the nine months from the date of the employment agreement. Additionally, a $2,000 monthly loan payment will be made as part of the merger agreement. Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company, not to exceed $10,000 per month, for nine months from the date of his employment agreement. As of June 30, 2025 and December 31, 2024, there is $406,668 and $306,668 of accrued compensation due to Mr. Kim. All salary to date has been deferred.

For the six months ended June 30, 2025 and 2024, the Company recognized officer compensation expense of $100,000 and $86,668, respectively.

For the three months ended June 30, 2025 and 2024, the Company recognized officer compensation expense of $50,000 and $56,668, respectively.

Since 2023 Mr. Kim has paid for some operating expenses on behalf of the Company. As of June 30, 2025 and December 31, 2024, the amounts payable to Mr. Kim were $42,110 and $37,110, respectively.

NOTE 7 – COMMITMENT AND CONTINGENCY

Under Merger Agreement closed March 22, 2023 Jeff Kim is entitled to receive additional common stock if the following milestones are reached: (i) an additional 2.5% of the issued and outstanding Company’s Common Stock upon the completion of either (a) the conversion of 75 existing connection points to Level 2 or greater or the (b) installation of 75 new connection points to revenue producing stations in the first 12 months or some combination of the two yielding 75 units, (ii) an additional 2.5% of the of the issued and outstanding USBL Common Stock upon (a) the application for $10M in grants and/or the (b) the award of $1.0 million in grants in the first 18 months; (iii) an additional 2.5% of the issued and outstanding Company’s common stock outstanding upon the completion of acquisitions in the first 24 months generating no less than $3.0 million in gross revenues and (iv) an additional 500,000 shares of Company’s common stock upon acquiring or hiring the following key personnel in the first six months after the effective date of the merger: (a) three or more qualified Board members and (b) at least three of the following four individuals having the following qualifications: one sales/marketing person, one grant writer/Government relations person, one technician/maintenance person and one software programmer/engineer. As of June 30, 2025, most of the milestone have been met; however, no shares have been issued to date.

NOTE 8 – COMMON STOCK

On March 14, 2025, the Company issued 711,526 shares of common stock for services. The shares were valued at $0.02, for total non-cash expense of $14,230.

As of June 30, 2025 and December 31, 2024, there are 49,190,204 and 48,478,678 shares of common stock outstanding, respectively.

NOTE 9 – PREFERRED STOCK

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock.

As of June 30, 2025, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

As of June 30, 2025 and December 31, 2024, there are 2,000,000 shares of Series B issued and outstanding.

NOTE 10 – WARRANTS

The Company’s warrants as of June 30, 2025, are as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value (1)
Outstanding, December 31, 2023	11,000,000	$0.25	2
Issued	—	$—	—
Expired	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2024	11,000,000	$0.25	.15	$—
Issued	—	$—	—
Expired	(11,000,000)	$—	—
Exercised	—	$—	—
Outstanding, June 30, 2025	—	$—	—	$—

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2025, and to the date these condensed unaudited financial statements were available to be issued and has determined that there are no material subsequent events to disclose in these condensed unaudited financial statements.

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

Results of Operations

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenue and Cost of Revenue

We had total revenue of $7,122 for the three months ended June 30, 2025 compared to $33,361 for the three months ended June 30, 2024, a decrease of $26,239 or 78.7%. We had costs of revenue of $11,630 and a positive $491, respectively, and a deduction for revenue share of $1,134 and $1,340, respectively, for gross margin of ($5,642) and $32,512, respectively. Our cost of service is included with our salary and wage expense.

Professional Fees

For the three months ended June 30, 2025, the company incurred $9,234 of professional fees compared to $24,093 for the three months ended June 30, 2024, a decrease of $14,859 or 61.7%. Professional fees generally consist of audit, legal, accounting and investor relation fees. In the current period we had a $18,000 decrease in audit fees and a $2,020 decrease in legal fees. These decreases were offset by an increase of $5,900 in accounting fees.

General and Administrative Expense

For the three months ended June 30, 2025, the company incurred $14,833 of general and administrative expense (“G&A”) compared to $34,239 for the three months ended June 30, 2024, a decrease of $19,406 or 56.7%. In the current period we had a decrease for travel expenses of approximately $5,000, fees associated with being a public company of approximately $5,400, and tax related expenses of approximately $3,200.

Consulting Expense

For the three months ended June 30, 2025, we recognized $9,001 of consulting expense, compared to $10,140 in the prior period, a decrease of $1,139 or 11.2%.

Officer Compensation

For the three months ended June 30, 2025, we had officer compensation expense of $50,000, compared to $56,668 for the three months ended June 30, 2024. Beginning in April 2024 officer compensation for our CEO increased to $16,667 a month.

Other Income/Expense

For the three months ended June 30, 2025, we had interest expense of $17,145 compared to interest expense of $23,655 for the three months ended June 30, 2024, a decrease of $6,510 or 27.5%. We incur interest expense on our related party loans. One of those loans was repaid in August 2024.

Net Loss

For the three months ended June 30, 2025, we had a net loss of $105,855 compared to a net loss of $116,283 for the three months ended June 30, 2024. We had a decrease of our net loss mainly due to our reduction of G&A expenses.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenue and Cost of Revenue

We had total revenue of $171,779 for the six months ended June 30, 2025 compared to $37,199 for the six months ended June 30, 2024, an increase of $134,580 or 361.8%. We had costs of revenue of $50,013 and $10,892, respectively, and a deduction for revenue share of $2,056 and $2,601 respectively, for gross margin of $119,710 and $23,706, respectively. Our cost of service is included with our salary and wage expense. The increase in revenue is due to new government contracts fulfilled in the current period.

Professional Fees

For the six months ended June 30, 2025, the company incurred $13,277 of professional fees compared to $48,229 for the six months ended June 30, 2024, a decrease of $34,952 or 72.5%. Professional fees generally consist of audit, legal, accounting and investor relation fees. In the current period we had a $25,000 decrease in audit fees and a $5,900 decrease in accounting fees.

General and Administrative Expense

For the six months ended June 30, 2025, the company incurred $40,528 of G&A expense compared to $55,842 for the six months ended June 30, 2024, a decrease of $15,314 or 27.4%. In the current period we had a decrease for travel expenses of approximately $6,700, insurance expense of approximately $2,400, and tax related expenses of approximately $2,400.

Consulting Expense

For the six months ended June 30, 2025, we recognized $31,883 of consulting expense, compared to $30,975 in the prior period, an increase of only $908 or 2.9%. Our consulting expense is primarily for grant writing, engineering services and other consultants to take advantage of available government contracts and grant application opportunities, and update product offerings.

Officer Compensation

For the six months ended June 30, 2025, we had officer compensation expense of $100,000, compared to $86,668 for the six months ended June 30, 2024. Beginning in April 2024 officer compensation for our CEO increased to $16,667 a month.

Other Income/Expense

For the six months ended June 30, 2025, we had interest expense of $33,986 compared to interest expense of $35,802 for the six months ended June 30, 2024, a decrease of $1,813 or 5.1%. We incur interest expense on our related party loans. One of those loans was repaid in August 2024.

Net Loss

For the six months ended June 30, 2025, we had a net loss of $99,964 compared to a net loss of $233,810 for the six months ended June 30, 2024. We had a decrease of our net loss mainly due to our reduction of G&A expenses and increase in gross margin.

Liquidity and Capital Resources

Operating Activities

For the six months ended June 30, 2025, the company used $71 of cash in operating activities compared to $145,012 for the six months ended June 30, 2024. Our decrease in the amount of cash used in the current period is due to the collection of accounts receivable.

Financing Activities

During the six months ended June 30, 2025, we received $5,000 from our CEO for financing activity. During the six months ended June 30, 2024, we repaid $89,400 to our CEO for loans payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Dated: August 19, 2025

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

