Form 10-K/A
period 2024-12-31
SHOREPOWER TECHNOLOGIES INC.
filed 2025-09-03
CIK 764630

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

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on April 15, 2025 (the “Original Filing”). This Amendment No. 1 is being filed solely to correct the categories and corresponding amounts for cost of revenue and additional disclosures on Company’s adoption of CECL. No other changes have been made to the Original Filing other than filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer, as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Revenue Recognition– Refer to Note 2

Critical Audit Matter Description

Revenue recognition was identified as the critical audit matter due to its significance and risks to the financial statements as a whole. The sale is from services and products.

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

September 2, 2025

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

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
	(Restated)
Service revenue	$14,642	$12,632
Product sales	50,479	7,477
Total revenue	65,121	20,109
Cost of service revenue	(60,202)	(39,831)
Cost of product sales	(12,597)	(7,392)
Less revenue share	(5,027)	(5,906)
Gross margin	(12,705)	(33,020)

Operating Expenses:
Professional fees	89,289	26,884
General and administrative	99,802	335,489
Consulting	42,025	36,968
Officer compensation	186,668	120,000
Total operating expenses	417,784	519,341

Loss from Operations	(430,489)	(552,361)

Other Income (Expense):
Grant income	50,000	—
Interest expense	(69,829)	(80,587)
Total other expense	(19,829)	(80,587)

Net loss	$(450,318)	$(632,948)

Loss per Common Share: Basic and Diluted	$(0.01)	$(0.01

Weighted Average Number of Common Shares: Basic and Diluted	48,478,678	42,480,346

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2022	36,435,106	$364,351	—	$—	2,000,000	$20,000	$65,284	$(1,857,781)	39,975	$(42,454)	$(1,450,600)
Common stock sold for cash	11,000,000	110,000	—	—	—	—	550,000	—	—	—	660,000
Common stock issued for services	1,043,572	10,436	—	—	—	—	187,408	—	—	—	197,844
Net loss	—	—	—	—	—	—	—	(632,948)	—	—	(632,948)
December 31, 2023	48,478,678	484,787	—	—	2,000,000	20,000	802,692	(2,490,729)	39,975	(42,454)	(1,225,704)
Net loss	—	—	—	—	—	—	—	(450,318)	—	—	(450,318)
December 31, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,941,047)	39,975	$(42,454)	$(1,676,022)

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

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected.\There was no account receivable at December 31, 2024 and December 31, 2023.

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

For the years ended December 31, 2024 and December 31, 2023, the Company concluded that no provisions for credit losses were required.

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

NOTE 13 – RESTATEMENT

The financial statements for the year ended December 31, 2024, are being restated only to correct the categories and corresponding amounts for cost of revenue.

Per ASC 250-10 Accounting Changes and Error Corrections, the December 31, 2024 balance sheet has been restated for the following.

	December 31, 2024
	As Filed	Adjusted	As Restated
Service revenue	$14,642	—	$14,642
Product sales	50,479	—	50,479
Total revenue	65,121	—	65,121
Cost of service revenue	(12,957)	(47,245)	(60,202)
Cost of product sales	(59,842)	47,245	(12,597)
Less revenue share	(5,027)	—	(5,027)
Gross margin	(12,705)	—	(12,705)

Operating Expenses:
Professional fees	89,289		89,289
General and administrative	99,802		99,802
Consulting	42,025		42,025
Officer compensation	186,668		186,668
Total operating expenses	417,784		417,784

Loss from Operations	(430,489)		(430,489)

Other Income (Expense):
Grant income	50,000		50,000
Interest expense	(69,829)		(69,829)
Total other expense	(19,829)		(19,829)

Net loss	$(450,318)		$(450,318)

Loss per Common Share: Basic and Diluted	$(0.01)		$(0.01)

Weighted Average Number of Common Shares: Basic and Diluted	48,478,678		48,478,678

NOTE 14 – SUBSEQUENT EVENTS

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

Dated: September 3, 2025

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

