Form 10-K
period 2025-12-31
SHOREPOWER TECHNOLOGIES INC.
filed 2026-03-31
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $531,310 as of June 30, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 52,190,204 shares of common stock as of March 31, 2026.

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

PART I

Item 1. Business.

We are a transportation electrification company that builds, deploys and operates plug-in stations that allow electric vehicles, trucks and refrigerated trailers to conveniently access electric power while parked or staged, resulting in cost savings for fleets and drivers that will not have to use petroleum fuel thus significantly reducing associated toxic emissions and greenhouse gases by replacing petroleum fuel with electric power.

We currently operate the largest heavy-duty focused network of electrified parking spaces (EPS) in North America. This network includes 60 facilities conveniently located at travel centers with approximately 1,800 electrified parking spaces. Most of these facilities are focused on truck stop electrification (TSE) and electric standby transport refrigeration units (eTRU), but some sites include electric vehicle charging stations.

Shorepower originally started business as a TSE provider. TSE provides power for hotel loads at commercial parking facilities. Truck drivers are required to take a rest period for a minimum of 10 hours per day. Trucks typically run their engines to provide heating and cooling in the cab and power accessories. Shorepower TSE allows drivers to shut down their main engine and plug into outlets that provide power for household type devices such as heaters, air-conditioning units, coffee pots, microwaves, TVs, computers and other accessories. On average, this saves drivers and fleets one gallon of diesel per hour. Idling (running) the engine 10 hours per day, 300 days per year could cost more than $10,000 per year in wasted diesel fuel. By using Shorepower, drivers can save over $7,000 annually.

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

Several sites have already been upgraded (or are in the process of being upgraded) to include level 2 charging connectors. We have secured or are in the contracting phase for approximately $1,000,000 in grants to upgrade additional sites with total project values of over $1,500,000 (including cost share and host-site contributions) and have over $1,000,000 in grant applications pending. Grants awarded as of March 2026 include approximately $100,000 in Washington State to add Level 2 charging stations at two facilities, $495,00 for 4 DC fast charging ports in Tennessee, $44,000 to upgrade TSE station in north Carolina, $171,500 to install approximately 25 Level 2 charging ports in Oregon, and we received a preliminary award letter for an additional $265,000 to install 4 DC fast charging ports in California . The two sites in Washington have already been completed. Invoicing for these projects will be processed next quarter.

Wall-mount and/or freestanding pedestals with a proprietary, cloud-based payment/control system, and reporting

Competition

We face competition from other EV charging companies, including ChargePoint, ABB, Cyber Switching, Siemens, Tesla, EVBox, BP, Shell, Electrify America, EVGo, Chargie, Blink and others. To be competitive in the EV charging market, we intend to provide the lowest build-out and operating cost, competitive end-user cost, highest cost savings and best overall feature set from our proprietary back-office control and payment systems so that our customers achieve a faster ROI than offered by our competitors. In addition, we believe that our success in obtaining government grants for electric transportation infrastructure will be a competitive advantage that we have in obtaining additional non-dilutive grants to facilitate our goal of increasing the number of charging stations in the United States and Canada, as well as our long-term relationships with essential manufacturers of commercial charging equipment. Additionally, we will explore opportunities to expand into other South American, European and Asian countries as opportunities arise and resources become available to invest in these regions.

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

The two types of TSE systems do not generally serve the same customers, but we may compete for the same space at a truck stop. However, at least two facilities have had both IdleAir and Shorepower in the same parking lot. Additionally, IdleAir currently only has fewer than a dozen operational facilities. Trucks equipped with electric appliances will generally seek Shorepower (on-board) facilities.

Financing Strategy

Under the current administration, the future of the Bipartisan Infrastructure Law, that became law on November 15, 2021, is uncertain. Congress previously authorized $7.5 billion in funding specifically for charging stations. Although the new administration attempted to end this program, there are still plenty of state level grants, tax credits and utility programs. Shorepower has been highly successful in obtaining government contracts and incentives to deploy electric transportation infrastructure projects. Funds from the Merger have been expended, primarily on expenses related to being public (legal, accounting and disclosures). Future funding will come from revenues generated from the business or additional investment. We have already been awarded approximately $1,000,000 in grant funding that should start to be distributed in 2026. We are also continuing to upgrade the control system at existing sites to generate interim income until charging station upgrades generate increased revenue and we are awarded additional government contracts and/or grants. We estimate that 20% to 50% of infrastructure build-out costs will have to be contributed by investors and revenues generated from the business, depending on the desired speed of the build out, grant cost share requirements and electric vehicle demand (based on number of electric vehicles produced). For example, if we are successful in securing $10 million in grants, we may need to contribute $2 million or more in cost share. We believe that our 20 years of experience in the transportation electrification space provide a competitive advantage in what we anticipate to be an explosive growth period in the electric vehicle industry.

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

Growth Strategies

Our growth strategies to continue to play a leadership role in EV charging are as follows:

Accelerate new product offerings.

We intend to have a leadership position with continued efficient investment in product development. We currently manufacture and sell TSE, eTRU and Level 2 charging stations. We recently launched a medium speed cost-effective DC fast charger. We also recently developed a cost-effective Level 2 charging station to be competitive with other chargers imported from Asia. This product will be launched in the next quarter. More information on these efforts is provided in the “research and development” section below.

Invest incrementally in marketing and sales.

We intend to continue to attract new customers and pursue a business model which attracts new customers to our charging stations and encourages existing customers to increase their charging footprint over time as EV penetration increases.

Pursue Strategic Acquisitions.

We intend to explore potential high-quality merger opportunities in this dynamic marketplace both domestically and overseas. Merger candidates include charging station companies, electrical contractors, alternative fuel equipment suppliers and truck stop electrification (TSE) providers. An electrical contracting business, for example, would allow us to both sell charging stations and install them without having to use subcontractors.

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

Government Regulation and Incentives

State, regional and local regulations for installation of EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications as examples. Compliance with such regulations may cause installation delays.

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

Research and Development

We have invested a significant amount of time and expense into research and development of our charging technologies. Our ability to compete with other charging companies depends in part on our ongoing research and development activities. Our research and development team is composed of several consultants who are responsible for the design, development, manufacturing and testing of our products. We focus our efforts on developing charging hardware and developing the technology to support our software subscriptions and support services.

Our hardware research and development is principally conducted in Oregon and Michigan. We currently manufacture our own TSE and Level 2 charging stations. We recently launched our own certified medium speed DC fast chargers. We teamed up with a third-party software company to provide the latest OCPP (industry standard) compatible features that include state of the art back office hosting and smartphone app. Our engineers are working on a higher-speed DC fast charger that could include internal battery energy storage. This product will have advantages over standard DC fast chargers in that it will require much lower input power requirements and can charge vehicles even if there is a power outage, since it has its own battery energy source. Standard DC fast chargers usually require power upgrades and new utility services which are expensive and time consuming. Our self-contained DC fast charger could be transported to the host-site and immediately be used to charge vehicles. It could even be used at temporary venues such as concerts and sporting events with the optional solar array. The internal battery storage can be charged at off-peak hours, then later be used to charge vehicles during high demand periods. The internal battery storage can also be charged with excess wind energy (or other renewables) which can help stabilize the grid and make more efficient use of unused solar and wind energy. We have submitted grant applications valued at over $500,000 to help develop this product.

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

Employees

We currently have two employees, Jeff Kim, and a technician. We currently use consultants to perform bookkeeping, accounting, engineering and installation services. The use of consultants and contractors has enabled us to keep overhead costs low by utilizing resources as needed. However, we expect to employ additional personnel following receipt of sufficient funding to do so as discussed above. We will strive to offer competitive employee compensation and benefits in order to attract and retain a skilled and diverse workforce. Since the Merger, we hired the following consultants: a business development specialist with grant writing expertise, an engineer for R&D of new products and updates to current products and a CPA to aid in preparing financial statements.

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

We utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. We utilize well-known cloud-based technologies and service providers such as Amazon AWS, Microsoft Office, and Google enterprise to provide protection against cybersecurity threats. We have a special email encryption from Google that protects against cyberthreats.

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

On February 17, 2026, the Company issued 1,000,000 shares of common stock to OpConnect Inc for the purchase of new OCPP compatible software.

On February 17, 2026, the Company sold 500,000 shares of common stock to Jeff Kim for total cash proceeds of $7,500 to pay expenses.

On February 17, 2026, the Company sold 500,000 shares of common stock to EROP Enterprises, LLC for total cash proceeds of $7,500 to pay expenses.

On February 17, 2026, the Company granted 100,000 shares of common for services related to testing the OCPP software compatibility with our charging stations.

On March 16, 2026, the Company sold 100,000 shares of common stock to Jeff Kim for total cash proceeds of $5,000 to pay expenses.

On March 16, 2026, the Company sold 400,000 shares of common stock to EROP Enterprises, LLC for total cash proceeds of $20,000 to pay expenses.

On March 16, 2026, the Company sold 400,000 shares of common stock to a third party for total cash proceeds of $20,000 to pay expenses.

Issuer Purchase of Securities

We did not repurchase any of our securities during our fiscal year ended December 31 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024

Revenue and Cost of Revenue

We had total revenue of $203,655 and $65,121 for the years ended December 31, 2025 and December 31, 2024, respectively, an increase of 138,534 or 212.7%. We had cost of revenue of $79,210 and $72,799, respectively, and a deduction for revenue share of $4,391 and $5,027, respectively, for gross margins of $120,054 and ($12,705), respectively. Our cost of service is included with our salary and wage expense.

Professional Fees

For the year ended December 31, 2025, the Company incurred $32,681 of professional fees compared to $89,289 for the year ended December 31, 2024, a decrease of $56,608 or 63.4%. Professional fees generally consist of audit, legal, accounting and investor relation fees. In the current period we have had a $38,000 decrease in audit fees, an approximately $12,000 decrease in legal fees and $6,600 in accounting fees.

General and Administrative Expense

For the year ended December 31, 2025, the Company incurred $105,264 of G&A expenses compared to $99,802 for the year ended December 31, 2024, an increase of $5,462 or 5.5%.

Consulting Expense

For the year ended December 31, 2025 and 2024, we recognized $51,383 and $42,025, respectively, of consulting expense, an increase of $9,358 or 22.3%. Our consulting expense is primarily for grant writing, engineering services and other consultants to take advantage of available government contracts and grant application opportunities, and update product offerings.

Officer Compensation

For the year ended December 31, 2025 and 2024, we had officer compensation expense of $200,000 and $186,668, respectively, an increase of $13,332 or 7.1%. Beginning in April 2024 officer compensation for our CEO increased to $16,667 a month. However, this compensation was not paid to the officer in 2025 and 2024 and has been deferred.

Other Income/Expense

For the year ended December 31, 2025, for other expense we had only interest expense of $67,820.

For the year ended December 31, 2024, we had total other expense of $19,829. We had had interest expense of $69,829 and received $50,000 as a grant award to start development of a battery energy storage DC fast Charger.

Net Loss

For the year ended December 31, 2025 and, we had a net loss of $337,094 compared to $450,318 for the year ended December 31, 2024, a decrease of $113,224 or 25.1%. We had a decrease of our net loss mainly due to the increase of our net margin.

Liquidity and Capital Resources

Operating Activities

For the year ended December 31, 2025, the Company used $2,958 of cash in operating activities compared to $154,046 for the year ended December 31, 2024.

Financing Activities

We had no financing activity during the year ended December 31, 2025. During the year ended December 31, 2024, we repaid $113,245 of related party loans.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Shorepower Technologies Inc. (the “Company”) as of December 31, 2025 and December 31, 2024 and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Shorepower Technologies Inc. as of December 31, 2025 and December 31, 2024, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

March 31, 2026

We have served as the Company’s auditor since 2020.

PCAOB ID: 6631

SHOREPOWER TECHNOLOGIES INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$15,374	$18,332
Accounts receivable	984	—
Prepaids	—	1,322
Inventory	37,199	44,763
Total Current Assets	53,557	$64,417

Non-Current Assets:
Other asset	1,000	1,000
Total non-current assets	1,000	1,000

Total Assets	$54,557	$65,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$125,049	92,353
Accounts payable – related party	48,864	37,110
Accrued officer compensation – related party	506,668	306,668
Accrued interest – related party	216,014	148,460
Notes payable – related party	125,775	125,775
Note payable	111,395	111,395
Total Current Liabilities	1,133,765	821,761

Notes payable, net of current portion – related party	919,678	919,678

Total Liabilities	2,053,443	1,741,439

Commitment and contingency	—	—

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 10,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,190,204 and 48,478,678 shares issued and outstanding, respectively	491,902	484,787
Additional paid-in capital	809,807	802,692
Accumulated deficit	(3,278,141)	(2,941,047)
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Total Stockholders’ Deficit	(1,998,886)	(1,676,022)
Total Liabilities and Stockholders’ Deficit	$54,557	$65,417

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Power usage revenue	$14,899	$—
Service revenue	71,405	14,642
Product sales	117,351	50,479
Total revenue	203,655	65,121
Cost of service revenue	(54,024)	(60,202)
Cost of product sales	(25,186)	(12,597)
Less revenue share	(4,391)	(5,027)
Gross margin	120,054	(12,705)

Operating Expenses:
Professional fees	32,681	89,289
General and administrative	105,264	99,802
Consulting	51,383	42,025
Officer compensation	200,000	186,668
Total operating expenses	389,328	417,784

Loss from Operations	(269,274)	(430,489)

Other Expense:
Grant income	—	50,000
Interest expense	(67,820)	(69,829)
Total other expense	(67,820)	(19,829)

Net loss	$(337,094)	$(450,318)

Loss per Common Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares: Basic and Diluted	49,047,899	48,478,678

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2023	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,490,729)	39,975	(42,454)	$(1,225,704)
Net loss	—	—	—	—	—	—	—	(450,318)	—	—	(450,318)
December 31, 2024	48,478,678	484,787	—	—	2,000,000	20,000	802,692	(2,941,047)	39,975	(42,454)	(1,676,022)
Common stock issued for services	711,526	7,115	—	—	—	—	7,115	—	—	—	14,230
Net loss	—	—	—	—	—	—	—	(337,094)	—	—	(337,094)
December 31, 2025	49,190,204	$491,902	—	$—	2,000,000	$20,000	$809,807	$(3,278,141)	39,975	$(42,454)	$(1,998,886)

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(337,094)	$(450,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	14,230	—
Changes in operating assets and liabilities:
Accounts receivable	(984)	—
Inventory	7,564	(37,887)
Prepaids	1,322	(1,322)
Note receivable	—	15,000
Accounts payable and accrued expenses	32,696	68,888
Accounts payable – related party	11,754	(2,948)
Accrued interest – related party	67,554	67,873
Accrued officer compensation	200,000	186,668
Net cash used by operating activities	(2,958)	(154,046)

Cash Flows from Financing Activities:
Repayment of related party loan	—	(113,245)
Net cash used by financing activities	—	(113,245)

Net change in cash	(2,958)	(267,291)
Cash, beginning of year	18,332	285,623
Cash, end of year	$15,374	$18,332

Supplemental disclosures of cash flow information:
Interest paid	$—	$1,956
Income tax paid	$—	$—

The accompanying notes are an integral part of these financial statements.

SHOREPOWER TECHNOLOGIES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2025 and 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2025 and 2024.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares of common stock as of December 31, 2025 and 2024.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. As of December 31, 2025 and 2024, there is $984 and $0 of accounts receivable, respectively.

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

Expected credit losses are measured on a collective (pool) basis when similar risk characteristics exist. For assets without similar risk characteristics, the Company evaluates expected losses individually. The Company applies a probability-of-default model.

For the years ended December 31, 2025 and 2024, the Company determined a provision for credit losses was not needed.

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract (or PO) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company generated revenues from selling power vending stations (charging stations) or services. The Company considers its performance obligations satisfied upon shipment of the purchased products to the customer. The Company evaluates returns from customers purchasing product on a case-by-case basis and generally will issue replacement product in the limited cases of product returns. The Company has no policy requiring cash refunds.

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

Customer Concentration

For the year ended December 31, 2025 and 2024, certain customers individually accounted for more than 10% of total revenue. The following table presents revenue from those customers as a percentage of total sales:

Customer	2025 % of Revenue	2024 % of Revenue
Customer A	50.2%	44.93%
Customer B	37.3%	21.50%

Cost of Revenue

Cost of revenues includes actual product cost, labor, if any, and direct overhead, including utility (electricity) bills, which are applied on a per unit basis.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, at December 31, 2025 the Company had a cash balance of $15,374, a negative working capital of $1,080,208 and an accumulated deficit of $3,278,141. For the years ended December 31, 2025 and 2024, the Company had losses of $337,094 and $450,318, respectively. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at December 31, 2025 and 2024 was $37,199 and $44,763, respectively.

NOTE 5 – LOAN PAYABLE

As of December 31, 2025 and 2024, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of December 31, 2025 and 2024, the balance due on this note is $0 and $0, respectively. As of December 31, 2025 and 2024, there is $18,817 and $18,817, respectively, of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company began monthly payments on April 1, 2023. As of December 31, 2025 and 2024, the principal balance due on this note is $207,854 and $207,854, respectively. As of December 31, 2025 and 2024, there is $40,223 and $26,442, respectively, of accrued interest on this note.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of December 31, 2025 and 2024, the principal balance due on this note is $837,600 and $837,600, respectively. As of December 31, 2025 and 2024, there is $156,974 and $103,201, respectively, of accrued interest on this note.

For the years ended December 31, 2025 and 2024, the Company recognized interest expense of $67,820 and $69,829, respectively, associated with the three loans.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board. Alternatively, Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company first. As of December 31, 2025 and 2024, there is $506,668 and $306,668 of accrued compensation due to Mr. Kim. All salary to date has not been paid and has been deferred.

For the years ended December 31, 2025 and 2024, the Company recognized officer compensation expense of $200,000 and $186,668, respectively.

Since 2023 Mr. Kim has paid for some operating expenses on behalf of the Company. As of December 31, 2025 and 2024, the amounts payable to Mr. Kim were $48,864 and $37,110, respectively.

NOTE 7 – COMMITMENT AND CONTINGENCY

Under Merger Agreement closed March 22, 2023 Jeff Kim is entitled to receive additional common stock if the following milestones are reached: (i) an additional 2.5% of the issued and outstanding Company’s Common Stock upon the completion of either (a) the conversion of 75 existing connection points to Level 2 or greater or the (b) installation of 75 new connection points to revenue producing stations in the first 12 months or some combination of the two yielding 75 units, (ii) an additional 2.5% of the of the issued and outstanding USBL Common Stock upon (a) the application for $10M in grants and/or the (b) the award of $1.0 million in grants in the first 18 months; (iii) an additional 2.5% of the issued and outstanding Company’s common stock outstanding upon the completion of acquisitions in the first 24 months generating no less than $3.0 million in gross revenues and (iv) an additional 500,000 shares of Company’s common stock upon acquiring or hiring the following key personnel in the first six months after the effective date of the merger: (a) three or more qualified Board members and (b) at least three of the following four individuals having the following qualifications: one sales/marketing person, one grant writer/Government relations person, one technician/maintenance person and one software programmer/engineer. As of December 31, 2025, some of the milestones have been met; however, no shares have been issued to date.

NOTE 8 – COMMON STOCK

On March 14, 2025, the Company issued 711,526 shares of common stock for services. The shares were valued at $0.02, for total non-cash expense of $14,230.

As of December 31, 2025 and 2024, there are 49,190,204 and 48,478,678 shares of common stock outstanding, respectively.

NOTE 9 – PREFERRED STOCK

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock.

As of December 31, 2025, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

As of December 31, 2025 and 2024, there are 2,000,000 shares of Series B issued and outstanding.

NOTE 10 – WARRANTS

The Company’s warrants as of December 31, 2025, are as follows.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value (1)
Outstanding, December 31, 2023	11,000,000	$0.25	2
Issued	—	$—	—
Expired	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2024	11,000,000	$0.25	.15	$—
Issued	—	$—	—
Expired	(11,000,000)	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2025	—	$—	—	$—

NOTE 11 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	2025	2024
Deferred tax assets:
NOL Carryover	$688,000	$618,000
Less: valuation allowance	(688,000)	(618,000)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, due to the following:

	2025	2024
Deferred Tax Assets:
Book Loss	$(70,800)	$(94,600)
Less valuation allowance	70,800	94,600
	$–	$–

At December 31, 2025, the Company had net operating loss carry forwards of approximately $618,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carries forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2024, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to December 31, 2025, and to the date these financial statements were available to be issued and has determined that the following material subsequent events need to be disclose in these financial statements.

On February 17, 2026, the Company entered into a merger agreement with Aeternum Health LLC, pursuant to which Aeternum Health will merge into Shorepower, with Shorepower as the surviving entity. Upon closing, Shorepower’s CEO and sole director, Jeff Kim, will resign and appoint Paul Mann, Aeternum Health’s manager, as President, CEO, and sole director. The Company will divest its existing transportation electrification business and shift its focus to healthcare, specifically longevity and anti-aging solutions.

As consideration for the merger, the Company will issue shares representing 51% ownership and 2,000,000 shares of Series B preferred stock (with super voting rights) to Paul Mann. Aeternum Health will contribute assets including intellectual property and data related to a peptide-based longevity treatment, at least $1.5 million in cash, and a related commercialization business. In connection with the transaction, Jeff Kim has agreed to cancel up to 13,000,000 shares of common stock in stages.

Following the merger, the Company will change its name to Aeternum Health, seek a new trading symbol, and increase authorized shares from 100 million to 250 million. The merger is subject to customary closing conditions, including receipt of audited financial statements of Aeternum Health.

On February 17, 2026, the Company issued 1,000,000 shares of common stock to OpConnect Inc for the purchase of new software that is OCPP compliant which is the industry standard for interchangeability to more efficiently monitor and control the EV and truck stations that allows customers to purchase power through the web or with a smartphone app and that has the necessary features needed for today’s customers to conveniently purchase power/electricity in place of the Company’s outdated software that is also expensive and time consuming for the Company to monitor.

On February 17, 2026, the Company sold 500,000 shares of common stock to Jeff Kim for total cash proceeds of $7,500 to pay expenses.

On February 17, 2026, the Company sold 500,000 shares of common stock to EROP Enterprises, LLC for total cash proceeds of $7,500 to pay expenses.

On February 17, 2026, the Company granted 100,000 shares of common for services.

On March 16, 2026, the Company sold 100,000 shares of common stock to Jeff Kim for total cash proceeds of $5,000 to pay expenses.

On March 16, 2026, the Company sold 400,000 shares of common stock to EROP Enterprises, LLC for total cash proceeds of $20,000 to pay expenses.

On March 16, 2026, the Company sold 400,000 shares of common stock to a third party for total cash proceeds of $20,000 to pay expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons served as our directors and executive officers for the fiscal years ended December 31, 2025 and 2024. Each director holds office until the next annual meeting of the stockholders or until his successor has been duly elected and qualified. Each executive officer serves at the discretion of the Board of Directors of the Company.

Name	Age	Position
Jeff Kim (1)	52	CEO, President and Director

(1)	Appointed March 22, 2023.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. These persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely upon our review of the copies of the forms the Company has received, we believe that all such persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2025.

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

Item 11. Executive Compensation

The following table sets forth information with respect to all compensation paid by us to our Chief Executive Officer for the last two fiscal years ended December 31, 2025 and 2024:

Summary Compensation Table
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Jeff Kim	2025	$200,000	$0	$	$0	$0	$0	$0	$200,000
CEO, Director	2024	$186,000	$0	$	$0	$0	$0	$0	$186,000

(1)	Salaries are paid when funds are available. If not paid they are accrued. As of December 31, 2025 and 2024, Mr. Kim was not paid and has accrued salary due of $506,668 and $306,668, respectively.

Employment Agreements

We entered into an executive employment agreement with our executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board. Alternatively, Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company first. Mr. Kim’s employment agreement provides that he is eligible for bonuses in cash and/or stock as mutually agreed to by Mr. Kim and the Board, restricted stock and stock option awards at the discretion of the Board and to participate in the Company’s health and welfare benefit plans maintained for the benefit of Company employees. Mr. Kim has declined to participate in any annual cash bonus program provided by the Company, without regard to his eligibility for any such program. Mr. Kim’s employment agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

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

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached as Exhibit 19.1 in the Company’s Form 10-K/A for the year ended December 31, 2024, filed on September 3, 2025, and is incorporated herein by reference.

Director Compensation

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Jeff Kim	$0	0	$0	$0	$0	$0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2026, with respect to the beneficial ownership of our outstanding Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

The address of each holder listed below, except as otherwise indicated, is c/o Shorepower, Inc., 5291 NE Elam Young Pkwy., Suite 160, Hillsboro, OR 97124.

Name and Address of Beneficial Owner	Shares Beneficially owned of Common Stock	Percent of Common Stock Beneficially Owned
Directors and Named Executive Officers:
Jeff Kim	26,189,758	50.2%

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of December 31, 2025 and 2024, the balance due on this note is $0 and $0, respectively. As of December 31, 2025 and 2024, there is $18,817 and $18,817, respectively, of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company began monthly payments on April 1, 2023. As of December 31, 2025 and 2024, the principal balance due on this note is $207,854 and $207,854, respectively. As of December 31, 2025 and 2024, there is $40,223 and $26,442, respectively, of accrued interest on this note.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of December 31, 2025 and 2024, the principal balance due on this note is $837,600 and $837,600, respectively. As of December 31, 2025 and 2024, there is $156,974 and $103,201, respectively, of accrued interest on this note.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board. Alternatively, Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company first. As of December 31, 2025 and 2024, there is $506,668 and $306,668 of accrued compensation due to Mr. Kim. All salary to date has been deferred.

Since 2023 Mr. Kim has paid for some operating expenses on behalf of the Company. As of December 31, 2025 and 2024, the amounts payable to Mr. Kim were $48,864 and $37,110, respectively.

Item 14. Principal Accountant Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by QI CPA LLC our principal accountants, with respect to our last two fiscal years.

	2025	2024
Audit fees	$24,000	$24,000
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$24,000	$24,000

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

Dated: March 31, 2026

/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

