Form 10-Q
period 2026-03-31
AETERNUM HEALTH, INC.
filed 2026-05-19
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___to___

Commission File Number 001-15913

AETERNUM HEALTH, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1120072
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5289 NE Elam Young Pkwy, Suite 180, Hillsboro, OR 97124

(Address of Principal Executive Offices)

(503) 892-7345

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AETN	OTCID

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 18, 2026, there were 52,190,204 shares of Common Stock, $0.01 par value per share, outstanding.

AETERNUM HEALTH, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AETERNUM HEALTH, INC.

(formerly SHOREPOWER TECHNOLOGIES INC.)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$19,156	$15,374
Accounts receivable	866	984
Inventory	38,978	37,199
Total Current Assets	59,000	$53,557

Non-Current Assets:
Intangible assets	15,000	—
Other asset	1,000	1,000
Total non-current assets	16,000	1,000

Total Assets	$75,000	$54,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$137,153	125,049
Accounts payable – related party	53,519	48,864
Accrued officer compensation – related party	556,668	506,668
Accrued interest – related party	232,853	216,014
Notes payable – related party	125,775	125,775
Note payable	111,395	111,395
Total Current Liabilities	1,217,363	1,133,765

Notes payable, net of current portion – related party	919,678	919,678

Total Liabilities	2,137,041	2,053,443

Commitment and contingency	—	—

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 6,894,356 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 10,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,190,204 and 49,190,204 shares issued and outstanding, respectively	521,902	491,902
Additional paid-in capital	856,307	809,807
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Accumulated deficit	(3,417,796)	(3,278,141
Total Stockholders’ Deficit	(2,062,041)	(1,998,886
Total Liabilities and Stockholders’ Deficit	$75,000	$54,557

The accompanying notes are an integral part of these unaudited condensed financial statements.

AETERNUM HEALTH, INC.

(formerly SHOREPOWER TECHNOLOGIES INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Power usage revenue	$2,260	$3,143
Service revenue	—	40,923
Product sales	—	120,591
Total revenue	2,260	164,657
Cost of service revenue	(13,461)	(13,620)
Cost of product sales	—	(24,763)
Less revenue share	(776)	(922)
Gross margin	(11,977)	125,352

Operating Expenses:
Professional fees	9,788	4,043
General and administrative	37,292	25,695
Consulting	10,492	22,882
Officer compensation	50,000	50,000
Total operating expenses	107,572	102,620

(Loss) income from operations	(119,549)	22,732

Other Expense:
Interest expense	(20,106)	(16,841)
Total other expense	(20,106)	(16,841)

Net (loss) income before income taxes	(139,655)	5,891
Income tax expense	—	—
Net (loss) income	$(139,655)	$5,891

(Loss) income per Common Share: Basic and Diluted	$(0.00)	$0.010

Weighted Average Number of Common Shares: Basic and Diluted	50,320,204	48,613,077

The accompanying notes are an integral part of these unaudited condensed financial statements.

AETERNUM HEALTH, INC.

(formerly SHOREPOWER TECHNOLOGIES INC.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2025	49,190,204	$491,902	—	$—	2,000,000	$20,000	$809,807	$(3,278,141)	39,975	$(42,454)	$(1,998,886)
Common stock issued for intangible asset	1,000,000	10,000	—	—	—	—	5,000	—	—	—	15,000
Common stock issued for services	100,000	1,000	—	—	—	—	500	—	—	—	1,500
Common stock issued for cash	1,300,000	13,000	—	—	—	—	34,500	—	—	—	47,500
Common stock issued for cash – related party	600,000	6,000	—	—	—	—	6,500	—	—	—	12,500
Net loss	—	—	—	—	—	—	—	(139,655)	—	—	(139,655)
March 31, 2026	52,190,204	$521,902	—	$—	2,000,000	$20,000	$856,307	$(3,417,796)	39,975	$(42,454)	$(2,062,041)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,941,047	39,975	$(42,454)	$(1,676,022)
Common stock issued for services	711,526	7,115	—	—	—	—	7,115	—	—	—	14,230
Net income	—	—	—	—	—	—	—	5,891	—	—	5,891
March 31, 2025	49,190,204	$491,902	—	$—	2,000,000	$20,000	$809,807	$(2,935,156)	39,975	$(42,454)	$(1,655,901)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AETERNUM HEALTH, INC.

(formerly SHOREPOWER TECHNOLOGIES INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(139,655)	$5,891
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,500	14,230
Changes in operating assets and liabilities:
Accounts receivable	118	(161,514)
Inventory	(1,779)	25,758
Prepaids	—	1,322
Accounts payable and accrued expenses	12,104	26,140
Accounts payable – related party	4,655	3,000
Accrued interest – related party	16,839	16,841
Accrued officer compensation	50,000	50,000
Net cash used by operating activities	(56,218)	(18,332)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	47,500	—
Proceeds from sale of common stock – related party	12,500	—
Net cash provided by financing activities	60,000	—

Net change in cash	3,782	(18,332)
Cash, beginning of period	15,374	18,332
Cash, end of period	$19,156	$—

Cash paid for:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental disclosures non-cash investing activity:
Common stock issued for intangible asset	$15,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AETERNUM HEALTH, INC.

(formerly SHOREPOWER TECHNOLOGIES INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Aeternum Health, Inc. (“AETN, “Aeternum” “the Company”), formerly known as Shorepower Technologies Inc. (“Shorepower”), is the successor issuer to United States Basketball League, Inc., a Delaware corporation incorporated on May 29, 1984, pursuant to a merger transaction.

On April 7, 2021, through a series of Stock Purchase Agreements (the “Purchase Agreements”), the majority owners of the Company, Richard C. Meisenheimer, Daniel T. Meisenheimer, III, James Meisenheimer, Meisenheimer Capital, Inc. and Spectrum Associates, Inc. (the “Sellers”) sold 2,704,007 common shares which it held, to a new investor group. The Sellers also sold 1,105,644 of Shorepower preferred stock at a per share price of $.057 per share to EROP Enterprises, LLC. As a result of the sale of common and preferred stock by the Sellers, the Company experienced a change in control.

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

On March 3, 2026, FINRA announced in the Daily List the Company’s change of its name to Aeternum Health, Inc., and its trading symbol to AETN. In anticipation of completing the merger, the Company has increased its authorized shares from 100 million to 250 million effective April 3, 2026. The merger is subject to customary closing conditions, including receipt of audited financial statements of Aeternum Health The Company expects that the merger with Aeternum Health will close in Q2 of 2026.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended December 31, 2025, have been omitted. The condensed unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2026 and December 31, 2025, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares of common stock as of March 31, 2026 and 2025.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. As of March 31, 2026 and December 31, 2025, there is $866 and $984 of accounts receivable, respectively.

Intangible Asset

The Company capitalizes certain costs incurred in connection with the acquisition and implementation of software for internal use in accordance with applicable accounting guidance. Purchased software is recorded at cost and classified as an intangible asset on the accompanying balance sheets.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives, which are generally between three and five years.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment losses were recognized during the periods presented.

As of March 31, 2026, purchased software, net of accumulated amortization, totaled $15,000. No amortization expense was recorded for the three months ended March 31, 2026.

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

For the periods ended March 31, 2026 and December 31, 2025, the Company determined a provision for credit losses was not needed.

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

Customer Concentration

For the three months ended March 31, 2026 and 2025, certain customers individually accounted for more than 10% of total revenue. The following table presents revenue from those customers as a percentage of total sales:

Customer	Q1 2026 % of Revenue	Q1 2025 % of Revenue
Customer A	—	57.4%
Customer B	—	40.6%

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, at March 31, 2026, the Company had a cash balance of $19,156, a negative working capital of $1,158,363 and an accumulated deficit of $3,417,796. For the three months ended March 31, 2026, the Company had a net loss of $139,655. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at March 31, 2026 and December 31, 2025 were $38,978 and $37,199, respectively.

NOTE 5 – LOAN PAYABLE

As of March 31, 2026 and December 31, 2025, the Company has a loan payable to a third party of $111,395 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $200,000 for funds loaned to the Company on February 15, 2022. The note matures in twenty years and accrues interest at 6.58% per annum. The Company began monthly payments of $1,500 on April 1, 2022. As of March 31, 2026 and 2025, the balance due on this note is $0 and $0, respectively. As of March 31, 2026 and 2025, there is $18,817 and $18,817, respectively, of accrued interest on this note.

On March 1, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $253,954. The amount of the note is the balance due to Mr. Kim for loans to the Company beginning in 2017. The note matures in ten years and accrues interest at 6.63% per annum beginning April 1, 2023. The Company began monthly payments on April 1, 2023. As of March 31, 2026 and December 31, 2025, the principal balance due on this note is $207,854 and $207,854, respectively. As of March 31, 2026 and December 31, 2025, there is $43,621 and $40,223, respectively, of accrued interest on this note.

On December 31, 2022, the Company issued a Promissory Note to Jeff Kim, in the amount of $1,237,600. The amount of the note is the balance due to Mr. Kim for accrued compensation. The note matures in ten years and accrues interest at 6.42% per annum beginning April 1, 2023. The Company is to begin monthly payments principal and interest on April 1, 2023, or within one year without penalty. On December 31, 2022, Mr. Kim forgave $400,000 of the principal amount of the note. As of March 31, 2026 and December 31, 2025, the principal balance due on this note is $837,600 and $837,600, respectively. As of March 31, 2026 and December 31, 2025, there is $170,415 and $156,974, respectively, of accrued interest on this note.

For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $20,106 and $16,841, respectively, associated with the three loans.

On March 22, 2023, the Company entered into an executive employment agreement with its executive officer, Jeff Kim. Under the terms of his employment agreement, Mr. Kim’s annual base salary is $200,000 but payment of such salary is subject to the cash flow of the Company as determined by the Board. Alternatively, Mr. Kim may elect to defer his salary and receive repayment of his current outstanding loans to the Company first. As of March 31, 2026 and December 31, 2025, there is $566,668 and $506,668 of accrued compensation due to Mr. Kim. All salary to date has not been paid and has been deferred.

For the three months ended March 31, 2026 and 2025, the Company recognized officer compensation expense of $50,000 and $50,000, respectively.

Since 2023 Mr. Kim has paid for some operating expenses on behalf of the Company. As of March 31, 2026 and December 31, 2025, the amounts payable to Mr. Kim were $53,519 and $48,864, respectively.

On February 17, 2026, the Company sold 500,000 shares of common stock to Mr. Kim for total cash proceeds of $7,500 to pay expenses.

On March 16, 2026, the Company sold 100,000 shares of common stock to Mr. Kim for total cash proceeds of $5,000 to pay expenses.

NOTE 7 – COMMITMENT AND CONTINGENCY

Under Merger Agreement closed March 22, 2023 Jeff Kim is entitled to receive additional common stock if the following milestones are reached: (i) an additional 2.5% of the issued and outstanding Company’s Common Stock upon the completion of either (a) the conversion of 75 existing connection points to Level 2 or greater or the (b) installation of 75 new connection points to revenue producing stations in the first 12 months or some combination of the two yielding 75 units, (ii) an additional 2.5% of the of the issued and outstanding USBL Common Stock upon (a) the application for $10M in grants and/or the (b) the award of $1.0 million in grants in the first 18 months; (iii) an additional 2.5% of the issued and outstanding Company’s common stock outstanding upon the completion of acquisitions in the first 24 months generating no less than $3.0 million in gross revenues and (iv) an additional 500,000 shares of Company’s common stock upon acquiring or hiring the following key personnel in the first six months after the effective date of the merger: (a) three or more qualified Board members and (b) at least three of the following four individuals having the following qualifications: one sales/marketing person, one grant writer/Government relations person, one technician/maintenance person and one software programmer/engineer. As of March 31, 2026, some of the milestones have been met; however, no shares have been issued to date.

NOTE 8 – COMMON STOCK

On February 17, 2026, the Company issued 1,000,000 shares of common stock to OpConnect Inc for the purchase of new software that is OCPP compliant which is the industry standard for interchangeability to more efficiently monitor and control the EV and truck stations that allows customers to purchase power through the web or with a smartphone app and that has the necessary features needed for today’s customers to conveniently purchase power/electricity in place of the Company’s outdated software that is also expensive and time consuming for the Company to monitor. The shares were valued at $0.015, for total value of $15,000. The $15,000 has been capitalized to intangible assets on the balance sheet.

On February 17, 2026, the Company sold 500,000 shares of common stock to EROP Enterprises, LLC for total cash proceeds of $7,500 to pay expenses.

On February 17, 2026, the Company granted 100,000 shares of common for services. The shares were valued at $0.015, the closing stock price on the date of grant, for a total non-cash expense of $1,500.

On March 16, 2026, the Company sold 400,000 shares of common stock to EROP Enterprises, LLC for total cash proceeds of $20,000 to pay expenses.

On March 16, 2026, the Company sold 400,000 shares of common stock to a third party for total cash proceeds of $20,000 to pay expenses.

As of March 31, 2026 and December 31, 2025, there are 52,190,204 and 49,190,204 shares of common stock outstanding, respectively.

Refer to Note 6 for common stock issued to a related party.

NOTE 9 – PREFERRED STOCK

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock.

As of March 31, 2026, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

As of March 31, 2026 and December 31, 2025, there are 2,000,000 shares of Series B issued and outstanding.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.

As of March 31, 2026, the Company had a net operating loss carryforward for federal income tax purposes of approximately $758,000. The federal net operating loss carryforwards generated after 2017 may be carried forward indefinitely, subject to certain limitations under Section 382 of the Internal Revenue Code.

The Company recorded a full valuation allowance against its deferred tax assets as management determined that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased primarily due to current period operating losses.

For the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense or benefit due to the full valuation allowance recorded against deferred tax assets.

The effective tax rate differed from the statutory federal income tax rate for the three months ended March 31, 2026 and 2025 primarily due to changes in the valuation allowance.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	March 31, 2026	March 31, 2025
Federal statutory tax rate	(21.0)%	21.0%
State taxes, net of federal benefit	(0.0)%	0.0%
Change in valuation allowance	21.0%	(21.0)%
Effective income tax rate	0.0%	0.0%

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to March 31, 2026, and to the date these financial statements were available to be issued and has determined that there are no material subsequent events that need to be disclosed in these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-looking Statements

Unless the context indicates otherwise, as used in this Quarterly Report, the terms “SPEV,” “we,” “us,” “our,” “our company” and “our business” refer to Aeternum Health, Inc. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

In March 2026, the Company changed its name to Aeternum Health, Inc. and its trading symbol to AETN. Effective April 3, 2026, the Company increased its authorized shares from 100 million to 250 million. The merger is subject to customary closing conditions, including receipt of the audited financial statements of Aeternum Health.

Results of Operations

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Revenue and Cost of Revenue

We had total revenue of $2,260 for the three months ended March 31, 2026, compared to $164,657 for the three months ended March 31, 2025, a decrease of $162,397 or 98.6%. We had costs of revenue of $13,461 and $38,383, respectively, and a deduction for revenue share of $776 and $922, respectively, for gross margin of ($11,977) and $125,352, respectively. Our cost of service is included with our salary and wage expense.

Professional Fees

For the three months ended March 31, 2026, the Company incurred professional fees of $9,788 compared to $4,043 for the three months ended March 31, 2025, an increase of $5,745 or 142.1%. Professional fees generally consist of audit, legal, accounting and investor relations fees. In the current period we have had a $3,000 and $5,378 increase in audit and accounting fees, respectively. These increases were offset by a decrease of $2,633 in legal fees.

General and Administrative Expense

For the three months ended March 31, 2026, the company incurred $37,292 of general and administrative expense (“G&A”) compared to $25,695 for the three months ended March 31, 2025, an increase of $11,597 or 45.1%.

Consulting Expense

For the three months ended March 31, 2026, we recognized $10,492 of consulting expense, compared to $22,882 in the prior period, a decrease of $12,390 or 54.1%.

Officer Compensation

For the three months ended March 31, 2026, we had officer compensation expense of $50,000, compared to $50,000 for the three months ended March 31, 2025.

Other Income/Expense

For the three months ended March 31, 2026, we had interest expense of $20,106 compared to interest expense of $16,840 for the three months ended March 31, 2025, an increase of $3,265 or 19.4%. We incur interest expense on our related party loans.

Net Loss

For the three months ended March 31, 2026, we had a net loss of $139,655 compared to net income of $5,891 for the three months ended March 31, 2025.

Liquidity and Capital Resources

Operating Activities

For the three months ended March 31, 2026, the company used $56,218 of cash in operating activities compared to $18,332 for the three months ended March 31, 2025.

Financing Activities

During the three months ended March 31, 2026, we received $47,500 from the sale of common stock to third parties and $12,500 from the sale of common stock to our CEO. There was no financing activity in the prior period.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2026, the Company issued 1,000,000 shares of common stock to OpConnect Inc for the purchase of new software. The shares were valued at $0.015, for total value of $15,000. The $15,000 has been capitalized to intangible assets on the balance sheet.

On February 17, 2026, the Company sold 500,000 shares of common stock to Mr. Kim for total cash proceeds of $7,500 to pay expenses.

On February 17, 2026, the Company sold 500,000 shares of common stock to EROP Enterprises, LLC for total cash proceeds of $7,500 to pay expenses.

On February 17, 2026, the Company granted 100,000 shares of common for services. The shares were valued at $0.015, the closing stock price on the date of grant, for a total non-cash expense of $15,000.

On March 16, 2026, the Company sold 400,000 shares of common stock to EROP Enterprises, LLC for total cash proceeds of $20,000 to pay expenses.

On March 16, 2026, the Company sold 400,000 shares of common stock to a third party for total cash proceeds of $20,000 to pay expenses.

On March 16, 2026, the Company sold 100,000 shares of common stock to Mr. Kim for total cash proceeds of $5,000 to pay expenses.

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

AETERNUM HEALTH, INC.

Dated: May 19, 2026	/s/ Jeff Kim
Jeff Kim
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

