Form 10-Q
period 2026-06-30
AETERNUM HEALTH, INC.
filed 2026-08-19
CIK 764630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 19, 2026, there were 97,105,204 shares of Common Stock, $0.01 par value per share, outstanding.

AETERNUM HEALTH, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2026

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AETERNUM HEALTH, INC.

(formerly SHOREPOWER TECHNOLOGIES INC.)

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$702,809	$15,374
Deposits and prepaids	1,226,313	—
Accounts receivable	—	984
Inventory	—	37,199
Total Current Assets	1,929,122	$53,557

Non-Current Assets:
Other asset	—	1,000
Total non-current assets	—	1,000

Total Assets	$1,929,122	$54,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$—	125,049
Accounts payable – related party	—	48,864
Accrued officer compensation – related party	—	506,668
Accrued interest – related party	—	216,014
Notes payable – related party	—	125,775
Note payable	—	111,395
Total Current Liabilities	—	1,133,765

Notes payable, net of current portion – related party	2,270,348	919,678

Total Liabilities	2,270,348	2,053,443

Commitment and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;	—	—
Series A preferred stock, $0.01 par value, 1,105,644 shares designated; no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 2,000,000 shares designated; 2,000,000 issued and outstanding	20,000	20,000
Common stock, $0.01 par value, 250,000,000 shares authorized; 52,815,204 and 49,190,204 shares issued and outstanding, respectively	528,152	491,902
Additional paid-in capital	888,682	809,807
Treasury stock, at cost; 39,975 shares of common stock	(42,454)	(42,454)
Accumulated deficit	(1,735,606)	(3,278,141
Total Stockholders’ Deficit	(341,226)	(1,998,886
Total Liabilities and Stockholders’ Deficit	$1,929,122	$54,557

The accompanying notes are an integral part of these unaudited condensed financial statements.

AETERNUM HEALTH, INC.

(formerly SHOREPOWER TECHNOLOGIES INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—

Operating Expenses:
Professional fees	15,200	—	15,200	—
General and administrative	7,503	—	7,503	—
Exploration Costs	82,680	—	82,680	—
Project Management Services	27,936	—	27,936	—
Consulting	107,560	—	107,560	—
Consulting – related party	30,000	—	60,000	—
Total operating expenses	270,879	—	300,879	—

Loss from Operations	(270,879)	—	(300,879)	—

Net loss from continuing operations	(270,879)	—	(300,879)	—

Discontinued operations:
Loss from operations of discontinued business	(13,898)	(105,855)	(153,553)	(99,964)
Gain on spin-out of discontinued business	2,007,315	—	2,037,315	—
Income (loss) from discontinued business	1,993,417	(105,855)	1,883,762	(99,964)

Net Income (loss) before income tax	1,722,538	(105,855)	1,582,883	(99,964)
Income tax	—	—	—	—
Net Income (Loss)	$1,722,538	$(105,855)	$1,582,883	$(99,964)

Net loss from continuing operations per common share, basic and diluted	(0.00)	—	(0.01)	—
Net income (loss) from discontinued operations per common share, basic and diluted	$0.04	$(0.00)	$0.04	$(0.00)
Net income (loss) per common share, basic and diluted	0.03	(0.00)	0.03	(0.00)
Weighted Average Number of Common Shares: Basic and Diluted	54,667,704	49,190,204	52,492,276	48,903,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

AETERNUM HEALTH, INC.

(formerly SHOREPOWER TECHNOLOGIES INC.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2025	49,190,204	$491,902	—	$—	2,000,000	$20,000	$809,807	$(3,278,141	39,975	$(42,454)	$(1,998,886)
Common stock issued for intangible asset	1,000,000	10,000	—	—	—	—	5,000	—	—	—	15,000
Common stock issued for services	100,000	1,000	—	—	—	—	500	—	—	—	1,500
Common stock issued for cash	1,300,000	13,000	—	—	—	—	34,500	—	—	—	47,500
Common stock issued for cash – related party	600,000	6,000	—	—	—	—	6,500	—	—	—	12,500
Net loss	—	—	—	—	—	—	—	(139,655)	—	—	(139,655)
March 31, 2026	52,190,204	521,902	—	—	2,000,000	20,000	856,307	(3,417,796	39,975	(42,454)	(2,062,041)
Common stock issued for services	25,000	250	—	—	—	—	2,375	—	—	—	2,625
Common stock issued for cash	500,000	5,000	—	—	—	—	25,000	—	—	—	30,000
Common stock issued for cash – related party	100,000	1,000	—	—	—	—	5,000	—	—	—	6,000
Accumulated deficit assumed in merger	—	—	—	—	—	—	—	(40,348)	—	—	(40,348)
Net income	—	—	—	—	—	—	—	1,722,538	—	—	1,722,538
June 30, 2026	52,815,204	$528,152	—	$—	2,000,000	$20,000	$888,682	$(1,735,606)	39,975	$(42,454)	$(341,226)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
December 31, 2024	48,478,678	$484,787	—	$—	2,000,000	$20,000	$802,692	$(2,941,047)	39,975	$(42,454)	$(1,676,022)
Common stock issued for services	711,526	7,115	—	—	—	—	7,115	—	—	—	14,230
Net income from discontinued operations	—	—	—	—	—	—	—	5,891	—	—	5,891
March 31, 2025	49,190,204	491,902	—	—	2,000,000	20,000	809,807	(2,935,156)	39,975	(42,454)	(1,655,901)
Net loss from discontinued operations	—	—	—	—	—	—	—	(105,855)	—	—	(105,855)
June 30, 2025	49,190,204	$491,902	$—	$—	2,000,000	$20,000	$809,807	$(3,041,011)	39,975	$(42,454)	$(1,761,756)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AETERNUM HEALTH, INC.

(formerly SHOREPOWER TECHNOLOGIES INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,582,883	$(99,964)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	153,553	—
Gain on disposal of Shorepower Technologies	(2,037,315)	—
Stock compensation	4,125	—
Changes in operating assets and liabilities:
Accounts receivable	—	—
Inventory	—	—
Deposits and prepaids	(1,226,313)	—
Accounts payable and accrued expenses	—	—
Accrued interest – related party	—	—
Accrued consulting – related party	60,000	—
Net cash used in operating activities of discontinued operations	(115,498)	99,893
Net cash used by operating activities	(1,578,565)	(71)

Cash Flows from Financing Activities:
Loans from related parties	2,170,000	5,000
Proceeds from sale of common stock	77,500	—
Proceeds from sale of common stock – related party	18,500	—
Net cash provided by financing activities	2,266,000	5,000

Net change in cash	687,435	4,929
Cash, beginning of period	15,374	18,332
Cash, end of period	$702,809	$23,261

Cash paid for:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental disclosures non-cash investing activity:
Common stock issued for intangible asset	$15,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AETERNUM HEALTH, INC.

(formerly SHOREPOWER TECHNOLOGIES INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Aeternum Health, Inc. (“AETN, “Aeternum” “the Company”), formerly known as Shorepower Technologies Inc. (“Shorepower”), is a Delaware corporation incorporated on May 29, 1984.

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

The Company was a transportation electrification infrastructure manufacturer and service provider of Electric Vehicle Supply Equipment (EVSE), Truck Stop Electrification (TSE) and electric standby Transport Refrigeration Unit (eTRU) stations. They have 60 operational TSE facilities with over 1,800 individual electrified parking spaces in 31 states. Shorepower’s stations are EPA SmartWay-Verified and CARB-Verified. The Company has headquarters in Hillsboro (Portland Area), Oregon and an office in Detroit, Michigan metro area. Shorepower is a certified minority owned business enterprise (MBE).

On February 17, 2026, the Company entered into a merger agreement with Aeternum Health LLC, pursuant to which Aeternum Health was merged into Shorepower, with Shorepower as the surviving entity. Aeternum Health LLC is a Delaware limited liability company formed on October 16, 2025 to pursue opportunities in critical mineral mining and longevity-focused healthcare, healthspan optimization, peptide-based therapies, and related healthcare technologies. The Company is headquartered in Washington, D.C. Upon closing, Shorepower’s CEO and sole director, Jeff Kim, resigned all positions. The Company has divested its existing transportation electrification business and shifted its focus to healthcare, specifically longevity and anti-aging solutions.

As consideration for the merger, the Company is obligated to issue shares representing 51% ownership and 2,000,000 shares of Series B preferred stock (with super voting rights) to Paul Mann. Aeternum Health will contribute assets of at least $1.5 million in value including intellectual property and data related to critical mineral mining and a peptide-based longevity treatment, and a related commercialization business. In connection with the transaction, Jeff Kim has agreed to cancel up to 13,000,000 shares of common stock in stages.

On March 3, 2026, FINRA announced in the Daily List the Company’s change of its name to Aeternum Health, Inc., and its trading symbol to AETN. In anticipation of completing the merger, the Company has increased its authorized shares from 100 million to 250 million effective April 3, 2026. The merger became effective on June 30, 2026.

On June 10, 2026, the Company formed Aeternum Cayman Islands Ltd, incorporated in the Cayman Islands as an exempted company with limited liability.

On May 28, 2026, the Company formed Aeternum SA (Pty) Ltd, incorporated in South Africa as a private company. The documents also show Aeternum Cayman Islands Ltd as the registered shareholder of 100 ordinary shares.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2026, the Company has $452,809 of cash in excess of the FDIC’s $250,000 coverage limit.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares of common stock as of June 30, 2026 and 2025.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. As of June 30, 2026 and December 31, 2025, there is $0 and $984 of accounts receivable, respectively.

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

For the periods ended June 30, 2026 and December 31, 2025, the Company determined a provision for credit losses was not needed.

Mining and Exploration Costs

The Company accounts for costs associated with mineral exploration and development in accordance with U.S. GAAP. Exploration costs, including geological and geophysical studies, exploratory drilling, sampling, testing, feasibility activities and other costs incurred to identify and evaluate mineral resources, are expensed as incurred until such time as the Company has established the existence of proven and probable reserves and determined that a mineral property is commercially viable.

Costs incurred to acquire mineral properties and related mineral rights are capitalized when the Company obtains the legal right to explore the property. Capitalized mineral property costs are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Once proven and probable reserves have been established and management has determined that development of the property is economically feasible, costs incurred to develop the property for extraction are capitalized. Capitalized development costs are depleted using the units-of-production method based upon estimated recoverable reserves once the property is placed into production.

The Company evaluates its mineral properties and capitalized development costs for impairment in accordance with ASC 360, Property, Plant, and Equipment. If indicators of impairment exist, recoverability is evaluated based on estimated undiscounted future cash flows. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying value exceeds fair value. Exploration and development activities are subject to significant uncertainties, including the ability to obtain necessary permits and financing, establish economically recoverable mineral reserves, and ultimately develop properties into commercially viable mining operations.

Segment Reporting

The Company accounts for segment reporting in accordance with ASC Topic 280, Segment Reporting. Operating segments are components of an entity for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in assessing performance and allocating resources. The Company has identified its Chief Executive Officer as its CODM.

Following the disposition of the Company’s legacy transportation electrification business, which is presented as discontinued operations, the Company’s continuing operations are managed as one operating and reportable segment. The CODM evaluates the Company’s financial performance and makes resource allocation decisions primarily based on consolidated operating results, including operating expenses and net income (loss) from continuing operations. The Company’s CODM also reviews available cash and other measures of liquidity in assessing the resources available to fund the Company’s operations and planned business activities.

The accounting policies used in evaluating the Company’s segment are the same as those described in the summary of significant accounting policies.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of June 30, 2026, the Company had cash of $702,809, working capital of approximately $1.8 million and an accumulated deficit of approximately $1.7 million. For the six months ended June 30, 2026, the Company incurred a loss from continuing operations of approximately $301,000 and used approximately $1.6 million of cash in operating activities.

The Company is in the early stages of developing its new business operations and has not generated revenues from continuing operations. The Company expects to incur additional costs related to its exploration, development and other planned business activities and will require additional capital to fund these activities. During the six months ended June 30, 2026, the Company funded its operations primarily through advances from related parties and sales of common stock.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, successfully execute its business plan and ultimately generate sufficient revenues and cash flows from operations. Management intends to seek additional funding through debt and equity financings, related-party funding and other potential sources of capital. There can be no assurance that such financing will be available when needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued.

The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – BUSINESS COMBINATION

2026 Business Combination

On February 17, 2026, Shorepower Technologies Inc. entered into an Agreement and Plan of Merger with Aeternum Health LLC. The merger became effective on June 30, 2026, with Shorepower Technologies Inc. surviving the merger and subsequently operating under the name Aeternum Health, Inc.

Although the Company was the legal acquirer in the transaction, Aeternum Health LLC was determined to be the accounting acquirer based upon the evaluation of the factors set forth in ASC 805, including the relative voting rights of the stockholders of the combined company and the composition of management and the governing body following the transaction. Accordingly, the transaction was accounted for as a reverse acquisition.

Management determined that both Aeternum Health LLC and Shorepower constituted businesses as defined under ASC 805. Accordingly, the transaction was accounted for as a business combination using the acquisition method of accounting. The assets and liabilities of Aeternum Health LLC, as the accounting acquirer, continue to be recognized at their historical carrying amounts, while the identifiable assets acquired and liabilities assumed of Shorepower, the accounting acquiree, were recognized at their estimated acquisition-date fair values.

Concurrently with the closing of the merger on June 30, 2026, the Company disposed of its legacy transportation electrification business. The disposition represented a strategic shift in the Company’s operations and has been presented as discontinued operations in accordance with ASC 205-20. Refer to NOTE 8 – DISCONTINUED OPERATIONS.

NOTE 5 – DEPOSITS AND PREPAIDS

As of June 30, 2024, the Company has deposits and prepaids of $1,226,313. The deposits and prepaids primarily comprise advance payments and refundable deposits made in the ordinary course of the Company’s operations and project development activities. These balances include:

●	Advance payments to contractors and service providers for project-related activities.
●	Deposits paid for equipment, infrastructure, and operational procurement.
●	Refundable security and performance deposits relating to licenses, permits, utilities, leases, and contractual arrangements.

Management reviews these balances periodically and believes that the deposits and prepaid amounts are recoverable and will either be utilized against future services and expenditures or refunded in accordance with the terms of the underlying agreements.

A significant portion of the balance relates to advance payments made in support of the Company’s mining and mineral processing projects in Nigeria, including exploration, engineering, permitting, equipment procurement, and project

NOTE 6 – INVENTORY

Inventories were stated at the lower of cost or market. Cost was principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has become obsolete or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventory at June 30, 2026 and December 31, 2025 were $0 and $37,199, respectively.

NOTE 7 – LOAN PAYABLE

As of June 30, 2026 and December 31, 2025, the Company has a loan payable to a third party of $0 and $111,395, respectively. The loan is non-interest bearing and due on demand.

NOTE 8 – DISCONTINUED OPERATIONS

In connection with the merger with Aeternum Health LLC and the Company’s strategic shift from transportation electrification infrastructure to healthcare and other business opportunities, the Company determined to divest its legacy Shorepower transportation electrification business. The disposition represented a strategic shift in the Company’s operations and, accordingly, the results of the legacy Shorepower business have been classified as discontinued operations for all periods presented.

During the three and six months ended June 30, 2026, the Company recognized a gain on the disposal of the discontinued business of $2,007,315 and $2,037,315, respectively. The operating results of the discontinued business have been excluded from continuing operations and presented separately as discontinued operations in the accompanying condensed statements of operations.

For the six months ended June 30, 2026
Liabilities transferred/derecognized	$2,481,068
Less: assets transferred	(443,753)
Gain on disposition	$2,037,315

In connection with the disposition, certain obligations associated with the discontinued business remained outstanding. Such obligations included promissory notes payable to Jeff Kim, the Company’s former executive officer, with aggregate principal outstanding of $1,045,454 prior to the disposition. Accrued interest related to these promissory notes totaled $249,732. In addition, Mr. Kim had previously paid certain operating expenses on behalf of the Company. Amounts payable to Mr. Kim related to such operating expenses were $54,119 and $48,864 as of June 30, 2026 and December 31, 2025, respectively. These obligations were transferred and derecognized as part of discontinuation of the Shorepower business.

For the six months ended June 30, 2026, net cash used in operating activities attributable to the discontinued business was approximately $115,498.

NOTE 9 – RELATED PARTY TRANSACTIONS

On February 17, 2026, the Company sold 500,000 shares of common stock to Mr. Kim for total cash proceeds of $7,500 to pay expenses.

On March 16, 2026, the Company sold 100,000 shares of common stock to Mr. Kim for total cash proceeds of $5,000 to pay expenses.

On May 2, 2026, the Company sold 100,000 shares of common stock to Mr. Kim for total cash proceeds of $6,000 to pay expenses.

Since inception of Aeternum Health LLC, Paul Mann, President, has funded the Company through the direct payment of Company expenses. During the six months ended June 30, 2026, Mr. Mann loaned the Company $2,170,000. As of June 30, 2026, there are total notes payable due to Mr. Mann of $2,180,348. The amount is included in the Note Payable issued June 30, 2026.

On October 28, 2025, the Company entered into a consulting agreement with Paul Mann, sole member, pursuant to which Mr. Mann agreed to provide corporate development, business strategy, and fundraising services to the Company. The agreement has a term through December 31, 2027, unless terminated earlier in accordance with its terms. As compensation, the Company is obligated to pay Mr. Mann consulting fees of $10,000 per month and reimburse certain approved business expenses. During the period ended June 30, 2026, the Company recognized consulting expense of $60,000 under this agreement.

NOTE 10 – NOTE PAYABLE - RELATED PARTY

The following summarizes the Notes Payable issued to Mr. Mann as of June 30, 2026. As of June 30, 2026, there is $90,000 of accrued consulting fees included in the Notes Payable.

All notes bear no interest unless an event of default occurs, at which time interest accrues at 1.5% per month or the maximum rate permitted by law. The notes mature two years after issuance and may be prepaid at any time without penalty. Upon the occurrence of an event of default, the outstanding principal and any accrued interest become immediately due and payable.

As of June 30, 2026
December 31, 2025	$40,348
March 31, 2026	$32,000
April 20, 2026	$50,000
May 18, 2026	$500,000
May 19, 2026	$700,000
May 21, 2026	$248,000
June 30, 2026	$670,000
June 30, 2026	$30,000
Total	$2,270,348

NOTE 11 – COMMITMENT AND CONTINGENCIES

On December 29, 2025, the Company entered into a definitive investment agreement with American Renaissance Minerals LLC (“ARM”), a Delaware limited liability company that owns the Nkamouna Nickel-Cobalt Project in Cameroon. Pursuant to the agreement, the Company agreed to invest $10.0 million in ARM in exchange for a 50.1% fully diluted equity interest and controlling interest in ARM. Of the investment proceeds, $9.0 million is designated for development of the Nkamouna Project, including technical studies, test work, engineering and plant design, and $1.0 million is designated for reimbursement of historical project development costs.

The closing of the transaction is subject to various conditions, including obtaining a new mining permit from the Cameroonian authorities, evidence of potential U.S. government financing or support for the project, satisfactory completion of due diligence, receipt of certain legal opinions, and the absence of a material adverse change. Upon closing, the Company will have the right to appoint two of ARM’s three managers, including the Chair, thereby obtaining control of ARM. The agreement provides that either party may terminate the agreement if the transaction has not closed by December 31, 2026, subject to certain exceptions.

NOTE 12 – COMMON STOCK

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

On April 24, 2026, the Company sold 500,000 shares of common stock to a third party for total cash proceeds of $30,000 to pay expenses.

On May 14, 2026, the Company granted 25,000 shares of common for services. The shares were valued at $0.105, the closing stock price on the date of grant, for a total non-cash expense of $2,625.

As of June 30, 2026 and December 31, 2025, there are 52,815,204 and 49,190,204 shares of common stock outstanding, respectively.

Refer to Note 7 for common stock issued to a related party.

NOTE 13 – PREFERRED STOCK

There are 1,105,644 shares designated as Series A preferred stock (“Series A”). Each share of the Series A has five votes, is entitled to a 2% cumulative annual dividend, and is convertible at any time into shares of common stock.

As of June 30, 2026, there were no shares of Series A issued and outstanding.

As part of the merger, the Company designated 2,000,000 of its 10,000,000 shares of authorized preferred stock as Series B preferred. Each Series B preferred share has voting power of 40 shares of the Company’s common stock. The Series B preferred will have no conversion feature.

As of June 30, 2026 and December 31, 2025, there are 2,000,000 shares of Series B preferred issued and outstanding.

NOTE 14 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.

As of June 30, 2026, the Company had a net operating loss carryforward for federal income tax purposes of approximately $758,000. The federal net operating loss carryforwards generated after 2017 may be carried forward indefinitely, subject to certain limitations under Section 382 of the Internal Revenue Code.

The Company recorded a full valuation allowance against its deferred tax assets as management determined that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased primarily due to current period operating losses.

For the six months ended June 30, 2026 and 2025, the Company recorded no income tax expense or benefit due to the full valuation allowance recorded against deferred tax assets.

The effective tax rate differed from the statutory federal income tax rate for the three months ended June 30, 2026 and 2025 primarily due to changes in the valuation allowance.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	June 30, 2026	June 30, 2025
Federal statutory tax rate	(21.0)%	21.0%
State taxes, net of federal benefit	(0.0)%	0.0%
Change in valuation allowance	21.0%	(21.0)%
Effective income tax rate	0.0%	0.0%

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events and transactions occurring after June 30, 2026 through the date these unaudited financial statements were available to be issued. The Company identified certain subsequent events requiring disclosure, as described below.

On July 22, 2026, the Company issued 49,000,000 shares of common stock pursuant to the February 17, 2026, merger agreement (Note 1).

On July 22, 2026, the Company issued 1,920,000 shares of common stock for a finder’s fee in conjunction with the February 17, 2026, merger agreement (Note 1).

On July 28, 2026, Mr. Kim cancelled and returned to the Company 6,630,000 shares of common stock.

On July 23, 2026, the Company formed Aeternum Resources NG Limited, a Nigerian private company limited by shares. Aeternum Cayman Islands Ltd owns 90% of the entity, with the remaining 10% held by two local shareholders, each owning 5%.

On August 7, 2026, the Company initiated its entry to the mining and production of critical minerals by acquiring the option held by Manaslu LLC to purchase a 50.1% stake in American Renaissance Materials LLC to acquire the Nkamouna Nickel-Cobalt mining project in Cameroon, for 50,000,000 issuable shares of the Company’s common stock and 2,000,000 issuable shares of its Series B preferred stock.

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

On February 17, 2026, Shorepower entered into a merger agreement with Aeternum Health LLC, pursuant to which Aeternum Health merged into Shorepower, with Shorepower as the surviving entity. Upon closing, Shorepower’s CEO and sole director, Jeff Kim, resigned. The Company has divested its existing transportation electrification business and shifted its focus to both (i) mining of critical minerals required by the U.S. Government that are potentially not easily obtained because of being located in countries from which such minerals could a challenge for political and competitive reasons as well as (ii) potentially developing services, products and solutions to increase longevity and achieve optimal health.

As consideration for the merger, the Company is obligated to issue shares to Paul Mann. Aeternum Health will contribute a minimum, $1,500,000 in the form of (a) securing sources of critical minerals and/or contributing know-how and data from a single patient relating to a novel peptide mix in development for longevity and anti-aging and any IP resulting from or developed from the know-how and data collected; and (b) a minimum of $300,000 in cash. In connection with the transaction, Jeff Kim has agreed to cancel up to 13,000,000 shares of common stock in stages.

In March 2026, the Company changed its name to Aeternum Health, Inc. and its trading symbol to AETN. Effective April 3, 2026, the Company increased its authorized shares of common stock from 100 million to 250 million. The merger closed on June 30, 2026.

Results of Operations

In connection with the Company’s merger with Aeternum Health LLC and its strategic shift away from its legacy transportation electrification business, the Company disposed of its Shorepower operations during the three months ended June 30, 2026. As a result, the historical operating results of the Shorepower business have been classified as discontinued operations for all periods presented. Accordingly, the discussion of the Company’s results of operations below primarily reflects the results of the Company’s continuing operations.

For the three months ended June 30, 2026 and 2025, the Company recognized losses from the operations of the discontinued business of $13,898 and $105,855, respectively. During the three and six months ended June 30, 2026, the Company also recognized a gain of $2,007,315 and $2,037,315, respectively, related to the disposal of the Shorepower business. For the six months ended June 30, 2026 and 2025, losses from the operations of the discontinued business were $153,553 and $99,964, respectively, and the Company recognized a gain on disposal of $2,037,315 during the six months ended June 30, 2026.

As a result of the disposition, the operating results of the Shorepower business will not be included in the Company’s continuing operations in future periods. Consequently, the Company’s historical results may not be indicative of its future operating results as it continues to develop and execute its new business strategy.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The Company generated no revenue from continuing operations during the three months ended June 30, 2026 or 2025.

During the three months ended June 30, 2026, the Company incurred operating expenses of $270,879, compared to no operating expenses from continuing operations during the comparable period in 2025. Operating expenses for the three months ended June 30, 2026 consisted of professional fees of $15,200, general and administrative expenses of $7,503, exploration costs of $82,680, project management services of $27,936, consulting expenses of $107,560 and related-party consulting expenses of $30,000. The increase in operating expenses was attributable to costs incurred in connection with the development and implementation of the Company’s new business activities following its strategic transition. As a result, the Company reported a loss from continuing operations of $270,879 for the three months ended June 30, 2026, compared to no income or loss from continuing operations for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The Company generated no revenue from continuing operations during the six months ended June 30, 2026 or 2025.

Operating expenses were $300,879 for the six months ended June 30, 2026, compared to no operating expenses from continuing operations during the six months ended June 30, 2025. Operating expenses during the 2026 period consisted of professional fees of $15,200, general and administrative expenses of $7,503, exploration costs of $82,680, project management services of $27,936, consulting expenses of $107,560 and related-party consulting expenses of $60,000. These expenses reflect costs associated with the Company’s new business activities, including mineral exploration and development activities, project management, professional services and consulting. The Company reported a loss from continuing operations of $300,879 for the six months ended June 30, 2026, compared to no income or loss from continuing operations for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $702,809 and working capital of approximately $1.8 million. The Company had no revenue from continuing operations during the six months ended June 30, 2026 and used approximately $1.6 million of cash in operating activities during the period.

During the six months ended June 30, 2026, the Company financed its operations primarily through related-party borrowings and issuances of common stock. The Company received approximately $2.17 million in loans from related parties, $77,500 from sales of common stock to third parties and $18,500 from sales of common stock to related parties. Net cash provided by financing activities was approximately $2.27 million for the six months ended June 30, 2026.

The Company is in the early stages of developing its continuing business operations and expects to incur additional expenditures related to exploration, project development, professional services, consulting and other planned business activities. The Company has not generated revenues from continuing operations and expects that additional financing will be required to fund its planned activities.

Management intends to fund the Company’s operations through a combination of available cash, additional debt and equity financings, related-party funding and other potential sources of capital. There can be no assurance that additional financing will be available when required or on terms acceptable to the Company. The Company’s ability to continue its planned operations is dependent upon obtaining sufficient financing, successfully executing its business plan and ultimately generating sufficient revenues and cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.

In addition, the Company has entered into arrangements that may require significant future capital. The Company has agreed to invest $10.0 million in American Renaissance Minerals LLC in exchange for a 50.1% controlling equity interest, subject to various closing conditions. Subsequent to June 30, 2026, the Company also acquired an option related to the Nkamouna Nickel-Cobalt mining project in Cameroon. These activities are expected to require additional capital beyond the Company’s current resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2026, the Company sold 500,000 shares of common stock to a third party for total cash proceeds of $30,000 to pay expenses.

On May 2, 2026, the Company sold 100,000 shares of common stock to Mr. Kim for total cash proceeds of $6,000 to pay expenses.

On May 14, 2026, the Company granted 25,000 shares of common for services. The shares were valued at $0.105, the closing stock price on the date of grant, for a total non-cash expense of $2,625.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETERNUM HEALTH, INC.

Dated: August 19, 2026	/s/ Josua Oosthuizen
Josua Oosthuizen
Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2026	/s/ Pieter Scholtz
Pieter Scholtz
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

